Form 10KSB
period 1996-01-31
ERD WASTE CORP
filed 1996-05-15
CIK 921512

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


 X       ANNUAL REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended January 31, 1996

____     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                          COMMISSION FILE NO.: 33-76200
                                               --------


                                 ERD WASTE CORP.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           Delaware                                  13-3121813
- -------------------------------                      -------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


937 E. Hazelwood Ave., Building 2, Rahway, New Jersey           07065
- -----------------------------------------------------           -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


Issuer's telephone number: (908) 381-9226

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Classes                                           on Which Registered

Common Stock, $.001 par value                              NASDAQ - NMS



Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $15,216,098

         As of May 1, 1996 Registrant had 5,832,782 shares of Common Stock outstanding ($.001 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $27,710,776 (based on the average of the reported high and low sales prices on NASDAQ on such date).

         Transitional Small Business Disclosure Format (check one):

Yes   No  X
   ---   ---

         DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of Registrant's Prospectus dated May 17, 1996, filed as part of its Registration Statement on Form SB-2 (Registration No. 33-76200), are incorporated by reference into Part III of this report.

ITEM 1                   BUSINESS

(a) BUSINESS DEVELOPMENT.

                ERD Waste Corp. (the "Company") has been engaged in business as a diversified waste management company specializing in the management and disposal of municipal solid waste, non-hazardous industrial and commercial solid waste, and hazardous waste. The Company incinerates municipal solid waste and non-hazardous industrial and commercial solid waste, utilizes the steam produced thereby to cogenerate electricity, and provides brokerage, advisory, consulting, and technical services to generators of waste. In addition to its waste incineration operations, the Company operates a transfer station located in East Chicago, Indiana, for the packaging and transfer of non-hazardous waste. The Company also operates a manufacturing facility in Bedford Park, Illinois, which manufactures absorbent materials for commercial and industrial waste control.


Background

                The  Company  was  formed  in May  1992 and  initially  provided brokerage, consolidation, and other services to generators, transporters, and brokers of non-hazardous industrial and commercial solid waste. At such time the Company's ability to provide such services was dependent primarily upon the Company's ability to arrange for the incineration of waste at a facility located in Long Beach, New York (the "Facility") pursuant to a long-term contract with Long Beach Recycling and Recovery Corp. ("LBRR"), which was then owned by third parties unaffiliated with the Company. In February 1993, present management assumed control of the Company and proceeded to reduce overhead, increase marketing efforts, and develop a working relationship with the New York
Department of Environmental Conservation ("NYDEC"), which is primarily responsible for the regulation of waste and incineration companies.


1995 Initial Public Offering

                In May, 1995, the Company consummated an initial public offering of its common stock (the "IPO"). The net proceeds to the Company of the offering was approximately $11,000,000.


Acquisitions

                On April 1, 1994, the Company acquired Environmental Controls Technology, Inc., an Illinois corporation ("ECT"), and changed ECT's name to Environmental Resources and Disposal of Illinois, Inc. ("ERDI")). On July 1, 1994, the Company assumed the management of the Facility pursuant to a management agreement with LBRR and in August 1994 the Company acquired the Facility through the acquisition of the capital stock of C&J Enterprises, Inc. ("C&J"), the parent of LBRR. Since the consummation of the C&J Acquisition, the Company made substantial repairs and upgrades to the Facility. Shortly after the consummation of the IPO, $7,000,000 of the proceeds were used to purchase, through the Company's wholly owned subsidiary, Environmental Waste Incineration, Inc. ("EWII"), $12,335,000 of Industrial Revenue Bonds (the "Bonds") issued by the Nassau County Industrial Development Agency in favor of LBRR. All of LBRR's assets were pledged as collateral security for the payment of the Bonds. As the purchaser of the Bonds, EWII acquired a security interest in all of LBRR's assets. In August, 1995, all of the assets of LBRR were transferred to EWII pursuant to a non-judicial foreclosure. EWII accepted the transfer of those assets pursuant to the foreclosure in lieu of payment on the Bonds and extinguished LBRR's obligation on the Bonds, which was in excess of $12,335,000. LBRR no longer has any assets and does no business. Since the foreclosure, all the operations at the Facility have been conducted by EWII.

                In October, 1995 the Company, through its subsidiary Absorbent Manufacturing & Technology, Inc. ("AMTI"), purchased substantially all of the assets of Environmental Absorbent Technologies, Inc. ("EATI"), an absorbent materials manufacturer, in consideration of an aggregate of 45,282 shares of the Company's Common Stock, the assumption of certain of EATI's accounts payable, the assumption of EATI's payroll expenses and taxes of EATI's employees up to $18,000 and up to an additional 6,250 shares of the Company's Common Stock based on the earnings of the Company in 1997, 1998 and 1999.


Current Operations

                Currently, the Company, through EWII, owns and operates a 200 ton per day rated capacity incineration and cogeneration facility located in Long Beach, New York (the "Facility"), at which the Company incinerates municipal solid waste and non-hazardous industrial and commercial solid waste. The Company incinerates substantially all of the municipal solid waste of the City of Long Beach, New York under a contract which expires in 2007. In addition, the Facility incinerates waste from other municipal and private waste generators located in the State of New York, 15 other states in the eastern and midwestern United States, and Canada. Since the Facility's operating permits do not restrict the geographic origin of this waste, the Company has entered a niche market in which certain types of industrial and commercial solid waste deemed non-hazardous under the laws of the State of New York, are transported from locations outside of New York State to the Facility, where they are consolidated, and incinerated in accordance with applicable state regulatory guidelines. The Company utilizes steam produced in the incineration process to generate electricity which is sold to the Long Island Lighting Company ("LILCO"), the local electric utility.

                The Company, together with its subsidiary, ERDI, provides brokerage, advisory, consulting, and technical services to generators of non-hazardous industrial and commercial solid waste and hazardous waste. The focus of the Company's service business is to provide cost-effective waste management solutions to its clients by (i) training clients to implement non-hazardous and hazardous waste preparation techniques designed to lower waste disposal costs, (ii) utilizing the Company's proprietary computer database to determine the optimal hazardous waste disposal solution, and (iii) coordinating all aspects of the removal and disposal of the client's waste and arranging with one or more qualified waste transporters for delivery from the point of generation, through other jurisdictions, if necessary, to the Facility for incineration or to other facilities for incineration, recycling, or other disposal.

                Since October, 1995, the Company has been operating the AMTI business of manufacturing absorbent materials for commercial and industrial use in connection with waste cleanup. The Company also, in October 1995, began operating a waste transfer station in East Chicago, Indiana. The waste transfer station receives non-hazardous waste, consolidates the materials and sends it to more permanent disposal sites.


RECENT DEVELOPMENTS

Acquisition of Environmental Services of America, Inc.

                In January, 1996, the Company and its newly formed subsidiary, ENSA Acquisition Corp ("EAC") entered into an agreement and plan of merger (the "Original Merger Agreement") whereby EAC would be merged with and into Environmental Services of America, Inc. ("ENSA"), a diversified environmental services company specializing in the identification, management, treatment, transportation and disposal of hazardous and non-hazardous waste, remediation of hazardous waste sites, air quality testing and monitoring services and equipment, and consulting and technical support services related to all of the foregoing. In April, 1996, the Original Merger Agreement was amended and restated in its entirety and is discussed below, as amended and restated.

                Simultaneously with the execution of the Original Merger Agreement and in contemplation of the acquisition of ENSA by the Company, the Company executed a securities purchase agreement (the "Securities Purchase Agreement") providing for the loan by the Company to ENSA of $500,000 for working capital purposes (the "Bridge Loan"). The Securities Purchase Agreement also provided for the issuance to the Company of 500,000 shares of common stock of ENSA ("ENSA Common Stock"), which were placed in escrow pending repayment of amounts due under the Bridge Loan or the consummation of the acquisition of ENSA.

                In April, 1996, the Company, EAC and ENSA amended the Original Merger Agreement pursuant to an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). In order to facilitate the acquisition of ENSA and pursuant to the terms of the Merger Agreement, the Company and EAC launched a tender offer (the "Offer") on April 4, 1996 for the purchase of ENSA Common Stock at a purchase price of $1.66 per share. On May 1, 1996, after receiving tenders of in excess of 90% of the issued and outstanding shares of ENSA Common Stock, the Company successfully closed the Offer and on May 6, 1996 the Company purchased those shares at an aggregate purchase price of $5,865,967. Simultaneously with its entry into the Merger Agreement, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the holders of more than 90% of each class of preferred stock of ENSA (the "ENSA Preferred Stock"). The Company closed the Stock Purchase Agreement on May 6, 1996. The aggregate purchase price for the shares of ENSA Preferred Stock purchased pursuant to the Stock Purchase Agreement was $1,253,614. The Company contemplates the completion of the merger of EAC into ENSA in the near future, which merger would make ENSA a wholly owned subsidiary of the Company.


Acquisition Financing

                In order to partially finance the purchase of the ENSA Common Stock and ENSA Preferred Stock, in April, 1996, the Company obtained a $7.5 revolving credit facility (the "Revolving Facility") from Chemical Bank (the "Bank") pursuant to a loan agreement (the "Loan Agreement"), dated March 29, 1996. The Loan Agreement provides, among other things, for the payment by the Company of a commitment fee, payable monthly, computed at the rate of one quarter of one percent (1/4%) per annum (computed on the actual number of days elapsed over 360 days) on the average daily unused amount of the Bank's $7.5 million commitment. Revolving loans in respect of the Revolving Facility ("Revolving Loans") shall be, at the Company's request, either (i) Alternate Base Rate Loans (as defined) which bear interest calculated at the Alternate Base Rate (as defined) plus one half of one percent (1/2%) or (ii) Eurodollar Loans (as defined) which bear interest calculated at the adjusted LIBOR Rate (as defined) plus three and one half percent (3 1/2%)(or a combination thereof).

                The Loan Agreement provides for the granting by the Company and each of EAC, LBRR, C&J, EWII, ERDI, AMTI, ERD Waste Corp. (Indiana) and ERD Management Corp. (collectively, the "Subsidiaries") of a first priority security interest in all of the Company's and the Subsidiaries' present and future accounts, contract rights, chattel paper, general intangibles, instruments and documents then owned or thereafter acquired, and in all machinery and equipment acquired by the Company and the Subsidiaries after the date of the Loan Agreement.

                Subject to the terms of the Loan Agreement, the Revolving Facility will be available until April 1, 1998 (the "Conversion Date"), at which time, all outstanding principal and accrued interest under the Revolving Facility shall be due and payable. At that time, the Company may, upon request, be granted a term loan (the "Term Loan") in an amount equal to the lesser of the Bank's Commitment (as defined) or the aggregate principal amount of Revolving Loans then outstanding. The maturity date of the Term Loan is the third anniversary date of the Conversion Date. The proceeds of the Term Loan are to be used by ERD exclusively to satisfy obligations to the Bank under any Revolving Loans existing at the Conversion Date.

                The Loan Agreement contains traditional and customary representations, warranties, events of default and indemnification provisions and traditional and customary conditions to the making advances under the Revolving Facility.

                It is anticipated that the indebtedness incurred by the Company under the Loan Agreement will be repaid from funds generated internally by the Company and its subsidiaries and from other sources. No final decisions have been made concerning the method the Company will employ to repay such indebtedness. Such decisions will be based on the Company's review from time to time of the advisability of particular actions, as well as on prevailing interest rates and financial and other economic conditions.

                The foregoing summary of the Loan Agreement is qualified in its entirety by reference to the text of the Loan Agreement, which is filed as an exhibit to the Company's report on Form 8-K, filed on April 17, 1996, which is incorporated herein by reference.

(b) BUSINESS OF ISSUER

Industry Background

                The waste disposal market has two basic segments: municipal waste, generated primarily by residences, institutions and non-industrial commercial business activity, and industrial waste. The industrial waste segment is further divided into hazardous and non-hazardous waste. These terms are defined by various federal, state, county, and municipal environmental laws and the regulations issued by the agencies in response to technological advances and increased concerns over environmental issues. The proper management and disposal of waste has become a major issue of national public concern in recent years. Over the last several years, relatively few new disposal facilities have been opened, because, among other things, of substantial capital requirements, increased federal, state, county and municipal regulatory requirements, increased governmental monitoring, requirements of financial assurance from owners of waste treatment facilities and other barriers to entering the waste disposal business. See Item 1(b) "Competition" and "Environmental Regulation."


General

                The Company incinerates municipal solid waste and non-hazardous industrial and commercial solid waste, utilizes the steam produced thereby to cogenerate electricity, and provides brokerage, advisory, consulting, and technical services to generators of waste. In addition to its waste incineration and electricity cogeneration operations, the Company owns and operates a transfer station located in East Chicago, Indiana, for the packaging and transfer of non-hazardous waste. The Company also operates a manufacturing facility in Bedford Park, Illinois, which manufactures absorbent materials for commercial and industrial use in connection with waste cleanup.

                For the fiscal year ended January 31, 1996 ("fiscal 1996"), incineration services constituted approximately 53.27% of the Company's sales, cogeneration of electricity constituted approximately 5.03% of such sales, consulting services and brokerage of waste constituted approximately 30.17% of such sales, transfer facility services accounted for 2.76% of such sales and absorbent materials manufacturing for 8.76% of such sales.


Incineration Services

                The Company, through EWII, owns and operates the Facility on an approximately 1.5 acre site leased from, and located in, the City of Long Beach, New York. See Item 2 -- "Description of Property." The most common types of non-hazardous industrial and commercial solid waste delivered to the Facility are oil-related products, pharmaceutical, cosmetics, non-leaded paints, and ink debris. Waste is delivered to the Facility by the Company's customers by truck, emptied into a storage pit and later incinerated in a furnace. The resulting ash residue is removed for further processing or disposal.

                Of the Facility's 200 ton per day rated capacity, approximately 80 tons per day is currently committed to the City of Long Beach, New York, pursuant to a solid waste disposal agreement between LBRR and the City of Long Beach (the "Long Beach Agreement"). The Long Beach Agreement provides that the City of Long Beach is required to provide the Facility with municipal solid waste and non-hazardous industrial and commercial solid waste to be processed at the Facility up to the 200 ton per day capacity of the Facility in exchange for fees ("Tipping Fees"). This Agreement expires on March 16, 2008. Pursuant to the Long Beach Agreement, the City of Long Beach pays to the Company (i) monthly Tipping Fees in the amount of approximately $167,000 (the "Base Amount") and
(ii) annually an amount equal to the product of (A) the then current Tipping Fee per ton and (B) the number of tons of municipal solid waste in excess of 22,000 tons delivered by the City of Long Beach to the Facility during the prior 12 month period. The remaining approximately 120 tons per day of capacity is available for other municipal, commercial, or industrial waste. The Company estimates that, on average during the period from July 1, 1994 to January 31, 1996, 165 tons of 200 ton capacity was utilized daily. During such period, of 165 tons of rated capacity utilized daily, the Company estimates that, on average, approximately 91% of such capacity was utilized to incinerate municipal solid waste and approximately 9% of such capacity was utilized to incinerate non-hazardous industrial and commercial solid waste. Because incineration of non-hazardous industrial and commercial solid waste commands significantly higher fees than the incineration of municipal solid waste, the Company is endeavoring to maximize the amount of the Facility's available capacity devoted to the incineration of non-hazardous industrial and commercial solid waste, subject to applicable regulations and regulatory approvals.

                As the daily volume of non-hazardous industrial and commercial solid waste incinerated by the Facility increases, the Company will be required to ensure that the emissions created do not exceed air pollution limitations imposed by environmental authorities. See Item 1(b) -- "Environmental Regulation." A stack test, which measures air emissions, is required to be taken at the Facility annually. No precise estimate can be given by the Company as to the maximum daily volume of non-hazardous industrial and commercial solid waste that can be incinerated by the Facility without affecting air pollution levels. If the Facility is unable to incinerate the industrial and commercial non-hazardous solid waste delivered by the Company's clients because of the effects of any additional incineration on air pollution levels or otherwise, the Company believes that it can make other satisfactory arrangements for the permanent disposal of such material. The Company has arrangements with two operators of facilities pursuant to which the Company may deliver 1,600 tons per day and 3,500 tons per day, respectively, of industrial non-hazardous and commercial nonhazardous waste at fixed prices.


Cogeneration of Electricity

                A by-product of the incineration of waste at the Facility is the generation of electricity. The Company sells this electricity, net of in-plant usage, to LILCO pursuant to a 20-year agreement expiring on September 25, 2007. Pursuant to such agreement and subject to certain limitations, LILCO is required to purchase such electricity at prices established from time to time and on file with the State of New York Public Service Commission and the Company is required to pay certain expenses of LILCO incurred in installing, operating, maintaining, replacing, and repairing the facilities interconnecting its system with the Facility. The maximum power which the Facility can cogenerate is limited by the design rating of its turbine generator of 3.8 megawatts.

                During periods when LILCO is unable to purchase all or a portion of the Company's available energy, the Company has the right to sell its energy to third party users outside of LILCO's service territory, provided that transmission capacity is available and that transmission service has been arranged. Notwithstanding the foregoing, LILCO is not obligated to transmit energy from the Company to third party users. To date, LILCO has purchased all of the available electricity generated by the Company.


Consulting Services and Brokerage of Waste

                The Company, together with ERDI, provides brokerage, advisory, consulting, and technical services to generators of non-hazardous industrial and commercial solid waste and hazardous waste. The focus of the Company's service business is to provide cost-effective waste management solutions to its clients by (i) training clients to implement non-hazardous and hazardous waste preparation techniques designed to lower waste disposal costs, (ii) utilizing the Company's proprietary computer database to determine the optimal hazardous waste disposal solution, and (iii) coordinating all aspects of the preparation, removal, and disposal of the client's waste and arranging with one or more qualified waste transporters for delivery from the point of generation, through other jurisdictions, if necessary, to the Facility for incineration or to other facilities for incineration, recycling, or other disposal. With respect to nonhazardous industrial and commercial solid waste delivered to the Facility, the Company reviews with its customers all the paperwork required by, and processes such documentation at, the local office of the NYDEC.

                The Company's proprietary computer database contains profiles of the hazardous waste of each customer, the location of such waste, licensed transporters, and the authorized recycling and incineration facilities best suited for the specific waste products in question. The Company believes that this database provides it and its clients with increased flexibility in determining the optimal hazardous waste disposal solution.

                Of the hazardous waste managed by ERDI, approximately 15% is in liquid form and is blended by authorized third party owned and operated facilities with other liquids and chemicals to formulate a substitute for natural gas. The remaining approximately 85% of the hazardous waste is in solid form and is blended by third party fuel blenders with other solid matter and chemicals to form a material which can replace coal. At times, solid form hazardous waste is recycled in other ways at authorized third party owned and operated facilities, or totally incinerated. The recycling facilities must meet strict operating guidelines of the Environmental Protection Agency ("EPA").


Absorbent Materials

                The Company, through its subsidiary AMTI, manufactures and distributes products designed for the absorption and containment of commercial and industrial liquid waste. These products include booms, socks, pads and bilge balls. Examples of the use of these products include the containment of chemical spills and the clean up of oil and chemicals in connection with automobiles, boats and manufacturing operations. After the absorbent products are used, the Company offers disposal services for the removal of the waste and the used absorbent products.


Transfer Station

                The Company's transfer facility is used to collect waste at a single location and "bulks" the collected waste. Bulking is essentially the combination of the contents of smaller waste containers into a larger container. Once waste is sufficiently bulked, it is transferred to the Company's incineration facility or other facilities for the final disposal.


Customers

                The Company's primary customers are the City of Long Beach, New York, manufacturing concerns, and waste brokers who manage and arrange for the disposal and recycling of waste. Rates charged by the Company vary according to the quantity of the waste, the nature thereof, the method of shipment of the waste, and the payment history of the client and are negotiated and proprietary. Usually there is no distinction between the rates charged to industrial and commercial waste generators and waste brokers.

                The Company deals with approximately 40 independent waste brokers who represent over 500 industrial concerns with operations located in 23 states (including New York) and Canada. During fiscal 1996, the City of Long Beach represented approximately 19% of the Company's total revenues. Pursuant to its agreement with the Company, the City of Long Beach is obligated to dispose of all of its municipal solid waste at the Facility until the year 2007. Other than the City of Long Beach, for the fiscal year ended January 31, 1995 ("fiscal 1995") and for fiscal 1996, no one customer of the Company accounted for more than 5% of the Company's revenues.


Competition

                The waste management and disposal industry is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous waste brokers, national waste management companies, and local and regional companies, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company. The Company also competes with counties and municipalities that maintain their own recycling and disposal operations. Such counties and municipalities have material financial advantages over commercial waste management companies, including the Company, as a result of the availability of tax revenues and tax exempt financing. In addition, the Company plans to expand into new geographic markets. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

                The Company believes that it is able to compete effectively by reason of the following: (i) price; (ii) ownership of the Facility; (iii) absence of a geographic limitation in its solid waste permit; and (iv) ability to serve the needs of both small and large waste generators. The industry is characterized by significant barriers to entry, including federal, state, county and municipal regulatory and permitting requirements, increased governmental monitoring and requirements of financial assurance from owners of waste treatment facilities.


Environmental Regulation

                Beginning in October 1993, specific regulations enacted by the EPA under Subtitle D of the Resource Conservation and Recovery Act of 1976
("RCRA") became effective. Such regulations regulate the handling, transportation, and disposal of waste and mandate that the states develop their own programs to ensure the safe disposal of solid waste. Accordingly, substantial new requirements have been imposed regulating the location, design, and operation of landfills. Many landfill operations will be required to upgrade their facilities or close if they cannot comply with the new regulations. Those landfill operations which meet the new regulations may also be required to incur additional costs which will make their use less economical.

                Furthermore, those manufacturers that generate and dispose of waste have found that disposing of such material in landfills will not terminate their responsibility or potential future liability. Under existing environmental laws, particularly CERCLA, strict joint and several liability is imposed on generators, transporters, and those who arrange the disposal of wastes containing hazardous substances as well as the present owners and operators of facilities where the wastes were disposed of and the past owners and operators of facilities where the waste was disposed of, if the facility to which the waste was delivered becomes a source of a release of hazardous substances into the environment. This liability remains whether or not the waste was deemed hazardous or non-hazardous at the time it was dumped in the landfill.

                Over 700 substances are defined as "hazardous" under CERCLA and their presence at a facility from which there has been a release of hazardous substances to the environment can result in substantial liability to the generators of such waste material, regardless of the amount delivered. Under CERCLA, "hazardous substances" include many waste materials not regulated as hazardous waste under various other federal, state, county or municipal laws, including some "non-hazardous" waste under New York State law and RCRA, which the Company's customers presently deliver for incineration at the Facility.

                Responsibility and potential liability under CERCLA applies to the Company, each of its Subsidiaries, their customers, and any others who deal with industrial and commercial waste. Although the Facility issues certificates of destruction when the solid waste is incinerated and the residual ashes disposed of, there can be no assurance that this method will eliminate potential future responsibility and liability of those who generate and deal with waste for the residual effects of such material. Furthermore, liability under CERCLA is not eliminated by virtue of the fact that the waste is defined as "hazardous" or "non-hazardous" under other present or future federal, state, county, or municipal environmental regulations. The Company's present or future activities could result in substantial liabilities under CERCLA or under other federal, state, county, or municipal laws. The imposition of any such liabilities would have a material adverse affect on the business and financial condition of the Company.

                In addition to CERCLA, the Facility is also subject to numerous other federal, state, county, and municipal environmental laws covering its incineration and other operations. Strict maintenance and rehabilitation standards are applicable to the Facility's physical plant, as well as its incineration operations. Such laws include the federal Water Pollution Prevention Control Act, which prohibits the release of pollution into waterways, the Resource Conservation and Recovery Act of 1976, as amended, which establish a strict and comprehensive "cradle-to-grave" regulatory program applicable to solid and liquid hazardous waste, and the Federal Toxic Substances Control Act, which governs the use and storage of certain materials. Another such law is the federal Clean Air Act (the "CAA"), which provides for evolving federal, state, and municipal regulation of the emission of air pollutants. The CAA is intended to control outdoor air pollution through the regulation of industrial emissions. Due to the nature of the incineration industry, the Company will be subject to strict regulations governing air pollution limitations. The imposition of such limitations could have a material adverse effect on the Company's operations. Emissions from the incineration of municipal solid waste and non-hazardous industrial and commercial solid waste at the Facility are monitored continuously for opacity, both manually and by computer. The percentage of pollutants emitted into the air from the Facility's smoke stack is graphically displayed and continuously recorded for NYDEC, representatives of which visit the Facility on a regular basis. The Facility must undergo a stack test each year to renew its "air permit" and must obtain a "solid waste permit" allowing it to operate the Facility every three years. The Company is currently in the process of renewing its air permit. Pending such renewal, the Company is permitted to continue operations. There can be no assurance that such permit will be renewed on a timely basis or at all. In the event such permit is not renewed, the Company could be materially adversely affected. As part of the renewal process, the Company conducted a stack test in March 1995. The results of the stack test indicate that although the emissions measured at the Facility comply with the current permit, the emission rates exceed the limits set forth in proposed federal regulations applicable to existing municipal waste combustion units such as the Facility (which regulations are described below).

                In December, 1995, the United States Environmental Protection Agency ("USEPA") promulgated standards of performance for new municipal waste combustors ("MCWs") and emission guidelines for existing MCWs. The guidelines apply to existing MCWs at plants with an aggregate capacity to combust greater than 35 metric tons (approximately 40 tons) per day. Under this rule, existing MCWs having a capacity to combust 35 metric tons per day or more, but less than 225 metric tons ("small MCWs"), which category includes the Facility, will be subject to new performance standards for emissions, including particulates, lead, cadmium, mercury, carbon monoxide, hydrogen chloride, sulfur dioxide, dioxins and furans. Additional standards will require operator training and certification, installation of continuous emission monitoring and installation of controls on fugitive ash emission. Each affected state is required to submit a plan to implement these guidelines by December 19, 1996.

                Existing small MCWs will have 3 years from the date of approval of the state plan or, if no plan for implementing the emission guidelines is adopted until December 19, 2000,to be in compliance with the guidelines.

                Additional federal environmental regulations have been proposed which, if adopted, would be applicable to the Company. Such proposed regulations would establish emission limits for existing municipal waste combustors with capacities in excess of 35.0 tons per day, such as the Facility, for acid gases, particulate matter, cadmium, lead, mercury, dioxins, furans, nitrogen oxides, and fugitive fly ash and bottom ash emissions. They would also establish operating practices for combustion efficiency, combustion temperature and flue gas temperature, and operator training and certification. Although the effective date of compliance is not expected to occur before September 1998, and possibly later, implementation of the regulations is expected to require installation of new air pollution control systems, including acid gas scrubbers, fabric filters, continuous emission monitors and possibly specialized systems to control nitrogen oxide and mercury emissions. Based on the results of the March 1995 stack test, the emission rates of the Facility currently exceed the limits set forth in such proposed regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Employees

                  On January 31, 1996, the Company, including the Subsidiaries, had an aggregate of 107 full time employees.


ITEM 2                   DESCRIPTION OF PROPERTY

                The Company leases, from an unaffiliated third party, 1,500 square feet of office space for its executive offices located in Commack, New York, at an annual rent of $22,500 subject to adjustments based on the Consumer Price Index, plus payment of a proportionate share of electric expenses and any increased property taxes. The lease with respect to this facility expires on February 28, 1997.

                The Company, through EWII, leases the Facility from the City of Long Beach pursuant to two leases, each covering a portion of the Facility (the "Facility Leases"). The Facility Leases provide for initial terms, which terminate on December 1, 2007 and are renewable at the option of the tenant for an additional 20-year term. The annual aggregate base rent under the Facility Leases is approximately $13,125; pursuant to the terms of the Facility Leases, base rent increases by 5% annually.

                 The Company, through ERDI, leases, from an unaffiliated third party, approximately 2,155 square feet of office space located at 465 East 170th Street, South Holland, Illinois. The lease provides for rent at the rate of $2,413 per month and expires on October 31, 1997.

                The Company also leases, from an unaffiliated third party, a facility in Bedford Park, Illinois for its absorbent products manufacturing operations. The lease provides for rent at the rate of $124,000 per annum until October 31, 1996, at which time the rate will be increased to $136,234 per annum, and expires on October 31, 1995.

                The Company subleases, from an unaffiliated third party, an 8,600 square foot property located at the East Chicago Terminal of Mobil Oil Corporation in East Chicago, Indiana. The property is used for the Company's non-hazardous waste transfer station operations in East Chicago, Indiana. The sublease provides for rent at the rate of $30,100 per annum and expires on June 30, 1997.


ITEM 3                   LEGAL PROCEEDINGS

                On November, 1994, P.J.V Transport, Inc. ("PJV") and Concord Trucking Inc. ("Concord") commenced an action in the New York Supreme Court, Nassau County, against LBRR, ERD Management Corp. ("EMC"), and the City of Long Beach, New York. PJV has alleged non-payment in the amount of approximately $185,000 for services rendered in connection with the disposal by PJV of solid waste ash generated at the Facility pursuant to a contract among PJV, LBRR, EMC, and the City of Long Beach (the "PJV Contract") and has alleged additional damages of approximately $200,000 in lost profits under the PJV Contract. Concord has alleged non-payment for services rendered in the amount of approximately $51,000 in connection with the leasing by LBRR of trailers for the storage of incineration ash pursuant to a contract between Concord and LBRR. Upon motion by PJV, summary judgment was entered against LBRR in the amount of $214,000. The Company has appealed the summary judgment decision and intends to continue to vigorously defend against such claims.

                In March, 1996, PJV commenced a separate lawsuit against LBRR, EMC and EWII in Supreme Court, Nassau County. PJV has alleged that the transfer of assets by EMC (as successor in interest to LBRR) to EWII was a fraudulent conveyance in order to frustrate the collection of $214,000 judgment in favor of PJV. The Company intends to vigorously defend against this lawsuit.

                On March, 1996, the law firm of Jenner and Block brought a suit against the Company, C&J, and EWII, in the United States District Court for the Eastern District of New York, for legal services rendered in an amount of approximately $154,000. No answer has been filed yet. The Company intends to vigorously defend against this lawsuit.


ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5                   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS


(A) MARKET INFORMATION

                Since May 17, 1995, the Company's Common Stock has been included in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "ERDI". In May, 1995, the Company's Common Stock became a part of NASDAQ's National Market System. The following sets forth certain information with respect to the high and low "bid" prices quoted for the Common Stock during the periods shown.


                                HIGH               LOW
                                ----               ---

1995
Second Quarter                $      7.50        $      6.50
(trading started on
May 7, 1995)
Third Quarter                 $     10.50        $      7.00
Fourth Quarter                $      9.75        $      6.75

1996
First Quarter                 $      8.75        $      8.50
Second Quarter                $      8.25        $      8.00
(through May 13, 1996)


(b) HOLDERS

                As of May 13, 1996, there were approximately 53 record holders of the Company's Common Stock, including brokerage firms and/or clearing houses holding shares of the Company's Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).


(c) DIVIDENDS

                The Company has never paid or declared any dividends upon its Common Stock and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other pertinent factors.


ITEM 6                   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

(a) GENERAL

                The Company is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste, and hazardous waste. The Company owns an incinerator on Long Beach, New York which incinerates municipal solid waste and industrial and commercial non-hazardous solid waste and utilizes the steam produced thereby to cogenerate electricity. Further, the Company provides brokerage, advisory, consulting, and technical services to generators of waste.

                The Company has experienced substantial growth since inception on May 29, 1992, as a result of management's implementation of a program of internal growth and acquisitions. Upon assuming control of the Company in February 1993, management proceeded to reduce overhead and increase marketing efforts to generators of industrial and commercial non-hazardous solid waste.

                The Company acquired ERDI in April 1994, C&J Enterprises, Inc. in August 1994, the business of Environmental Absorbent Technologies, Inc in October, 1995 and began a transfer station operation in Indiana through an entity named ERD Waste Corp. (Indiana) ("ERD-IN"). Each of the aforementioned acquisitions has been treated as a purchase for financial accounting purposes. Accordingly, the Company's results of operations include the operations of each acquired entity from the respective dates of each acquisition and, in the case of the transfer status, from the date of commencement of operations. In addition, effective May 6, 1996, the Company acquired 92% of the issued and outstanding shares of ENSA Common Stock and more than 90% of the issued and outstanding shares of ENSA Preferred Stock.

                As of the end of fiscal 1996, the following were the operating subsidiaries of the Company:


ERD Waste Corp. ("ERD")            Parent Company and East Coast Brokerage

Environmental Waste Incineration,
Inc. ("EWII")                      Owns and operates the Company's incinerator

ERD of Illinois, Inc. ("ERDI")     Brokerage and waste management consulting

Absorbent Manufacturing &
Technologies, Inc. ("AMTI")        Manufactures absorbent materials

ERD Waste Corp. (Indiana)          Own and operate a transfer station in Indiana
("ERD-IN")



(b)  FISCAL YEARS ENDED JANUARY 31, 1996 AND 1995

                The following table sets forth operating data of the Company as a percentage of revenues for the periods indicated.

                                        Year Ended              Year Ended
                                        January 31, 1996        January 31, 1995
                                        ("fiscal 1996")         ("fiscal 1995")
                                         ---------------------------------------

Revenues                                       100%                100%
                                               ---                 ---

Net sales                                       79%                100%

Insurance Proceeds                              21%                --

Cost of sales (including costs
related to the fire damage)                     40%                 47%

Selling, general, and
administrative expenses                         36%                 32%

Operating income                                24%                 20%

Other income (expense)                           3%                  2%

Income before provision for
income taxes                                    25%                 20%

Provision for income taxes                      10%                  8%
                                               ---                 ---
Net income                                      15%                 12%
                                               ===                 ===

The above presentation excludes the results of operations of the acquired entities prior to their respective acquisitions.

Revenues

                During fiscal 1996 the Company's revenues increased by approximately $8,508,000 or approximately 127%, to $15,216,098, compared to $6,708,209 for fiscal 1995. Of such increase, approximately $6,581,000, or approximately 77% of the increase for the year, was attributable to additional revenues of ERDI and EWII included for an entire year in fiscal 1996, as compared to only parts of fiscal 1995. Included in fiscal 1996 revenues for EWII is approximately $3,200,000 representing insurance proceeds as a result of a major fire at the Company's Facility in Long Beach, New York. The insurance proceeds included both casualty reimbursement and business interruption.
Additionally, the acquisition of AMTI in fiscal 1996 added revenues of approximately $1,053,000 in fiscal 1996.

                 A summary of consolidated revenues by line of business / division / other classification is as follows:


                  1996           %           1995            %
                  ----           -           ----            -


ERD           $ 1,690,185        11       $1,914,212        29

EWII            8,514,948        56        1,933,495        29

ERDI            3,625,840        24        2,860,502        42

AMTI            1,053,122         7                -         -

ERD-IN            331,111         2                -         -
              -------------     -----     ------------     -------

              $15,216,098       100       $6,708,209       100
              =============     =====     ============     =======



Cost of Sales

                Cost of sales for each such period includes costs associated with the handling of municipal solid waste and industrial and commercial non-hazardous solid waste. Additionally, cost of sales includes, for fiscal 1995, the cost of sales of ERDI during the period from April 16, 1994 through January 31, 1995 and the cost of operations of EWII during the period from August 31, 1994 through January 31, 1995.

                During fiscal 1996, cost of sales increased by $2,930,315, or 93%, to $6,098,030, from $3,167,715 for fiscal 1995. Such increase was attributable to the substantial increase in sales during fiscal 1996 and the aforementioned inclusion of the operations of ERDI and EWII for an entire year in fiscal 1996. Notwithstanding the foregoing, cost of sales decreased as a percentage of revenues from 47.2% for fiscal 1995 to 40.0% for fiscal 1996.


Selling, General and Administrative Expenses

                During fiscal 1996, selling, general, and administrative expense increased by approximately $3,280,000 or 151%, to $5,455,197 for fiscal 1996, from $2,175,613 for fiscal 1995. Notwithstanding the foregoing, such expense as a percentage of net revenue increased during fiscal 1996 to 35.9% from 32.4% for fiscal 1995.

Operating Income and Net Income

                During fiscal 1996, operating income increased by $2,297,990, or
168%,  from  $1,364,881  for  fiscal  1995.  Of  such  increase,   approximately
$2,948,000, or 128%, was attributable to the operating income of EWII.

                Net income increased by $1,436,338, or 182%, to $2,227,631 for fiscal 1996 from $791,293 for fiscal 1995. Of such increase, approximately $1,769,000, or 123%, was attributable to the net income of EWII and $136,000 was attributable to the operation of ERD-IN. Brokerage operations reported a decrease in net income of approximately $469,000 in fiscal 1996 as compared to fiscal 1995.

                Improved consolidated results of operations during fiscal 1996 are attributable primarily to (i) significantly improved operating and net margins resulting from increased sales by the Company, and (ii) the expansion of the Company's client base to entities outside of the New York metropolitan region.


(c)  LIQUIDITY AND CAPITAL RESOURCES

                The Company completed the initial public offering of 2,250,000 shares of its common stock in May 1995 and received net proceeds of approximately $12.1 million. In connection with the public offering the Company repaid (i) $7.0 million attributable to outstanding Industrial Revenue Bonds related to the Company's Long Beach incineration facility, (ii) approximately $1.6 million attributable to obligations payable to the prior owner of the Long Beach incinerator, union pension claims, and Mr. Robert Rubin, the Chairman of the Board; (iii) $250,000 attributable to a settlement with American Medical Waste Systems Inc., (iv) approximately $500,000 attributable to outstanding accounts payable; and (v) $300,000 attributable to income taxes payable for the fiscal 1995.

                The Company has relied upon the generation of funds from operations to provide working capital. The Company generated approximately $700,000 of cash from operating activities during the fiscal 1996. As of January 31, 1996, the Company had approximately $3.2 million cash and cash equivalents, and working capital of approximately $272,000. Of the Company's current asset balance of approximately $6.0 million at January 31, 1996 approximately $2.5 million or approximately 42%, was attributable to net accounts receivable.

                On May 1, 1996 the Company completed the Offer for all outstanding shares of ENSA Common Stock, securing over 90% of the outstanding shares of ENSA Common Stock. On May 5, 1996, the Company paid $7,166,577 to the shareholders of ENSA to complete the acquisition of the ENSA Common Stock purchased through the Offer and the ENSA Preferred Stock acquired through the Stock Purchase Agreement. An additional $992,500 will be required to purchase the remaining outstanding capital stock of ENSA and to make other payments as specified in the Merger Agreement.

                On May 6, 1996 the Company borrowed $7,500,000 pursuant to its $7,500,000 credit facility with its commercial lender. The funds were utilized for the purchase of stock of ENSA. The Company is presently seeking other sources of funds needed to complete the payment for the remaining ENSA Common Stock upon consummation of the contemplated merger of EAC into ENSA, as well as to provide a source of funds for planned capital expenditures in the upcoming fiscal year. Management is highly confident as to the Company's ability to secure the necessary financing for such purposes.

                During October 1992, the Company borrowed approximately $520,000 from Mr. Rubin, the Chairman of the Board, Chief Executive Officer, and a
principal  stockholder  of  the  Company  for  working  capital  purposes.   The
outstanding balance of such loans with accrued interest, aggregating approximately $480,000, was repaid from the proceeds of the Company's initial public offering in May 1995.

                In connection with the acquisition of EWII, the Company acquired from the prior owner secured promissory notes of in the aggregate principal amount of $6.25 million in exchange for a promissory note of ERDM in the principal amount of $4.0 million (the "ERDM Note"). As of March 20, 1995, the Company and the prior owner agreed to amend the ERDM Note to provide that, simultaneous with the closing of the initial public offering the

Company paid $1.0 million and thereafter an additional $500,000 in five equal annual installments of $100,000 commencing on December 31, 1995 in full payment of the ERDM Note. To secure such obligation, the Company has pledged to the prior owner of the Long Beach incinerator all of the issued and outstanding common stock of ERDM.

                On July 25, 1995, the Company had a fire at the Long Beach incinerator. The fire significantly damaged the incinerator and reduced or prevented its use for approximately two months. After the fire, the Company devoted a major effort to repairing the incinerator, upgrading it where appropriate and servicing its customers when the incinerator could not properly function. Other disposers had to be utilized for waste which otherwise would have been incinerated by the Company. In addition to the loss of incineration income, the Company lost significant sales of electricity.

                The Company was covered by insurance for both damage and business interruption. In November 1995, the Company settled its claim with the insurance company, collecting a total of $3,200,000. Because of the inability to determine exactly what costs it expended during the year for the incinerator and the appropriate portion of the recovery representing reimbursement for business interruption, the financial statements reflect the insurance recovery as revenues. All expenditures relating to the fire, the repair of the incinerator, management effort to both repair the incinerator and service customers have been included in expenses.

                Management believes that the incinerator has been brought back to its operating capability prior to the fire. Accordingly, the incinerator has been recorded at its cost through July 24, 1996 less appropriate depreciation.

                As a result of the deferral of maintenance of the Facility by the prior owners and subsequent necessary equipment upgrades by the Company, the Facility has experienced disruptions and suspensions in its operations. During fiscal 1996, the Company expended approximately $1.6 million to repair and upgrade the Facility. In the upcoming fiscal year, the Company expects to invest $3,500,000 in capital improvements. Approximately $1,600,000 will be expended at the Company's incinerator for a waste receiving building, a materials recovery building and to provide long-term upgrades/replacements to the combustion system. Another $750,000 is anticipated to be utilized to make improvements at the Company's four transfer facilities. The Company plans to expend approximately $275,000 to complete the start up of a new absorbent materials manufacturing plant in Pennsylvania, which is scheduled to begin operations during the second quarter of fiscal 1997. The remainder will be used to acquire other assets utilized by the Company's remedial, consulting, and recycling businesses.

                The Company leases office space and the Facility under operating leases and has entered into the Facility Leases with the City of Long Beach, New York, with respect to the Facility, which expire in December 2007. Rental expense is based on the volume of solid waste burned at the Facility. Additionally, the Company and ERDI have leases on office space and warehouse space expiring in 1997. Minimum lease commitments under all operating leases for each of the next five years and thereafter are as follows:


1996                                     $256,000

1997                                      271,000

1998                                      252,000

1999                                      237,000

2000                                      247,000

Thereafter                              1,890,000


                Certain liabilities of the predecessors of EWII and EMC are contained in the consolidated balance sheet of the Company included elsewhere herein. However, these liabilities are strictly those of the predecessor entities. As a result of the restructuring discussed elsewhere, the predecessor entities have no material assets and no operations to generate cash with which to satisfy these obligations. Creditors of such predecessor entities may pursue some or all of such claims against the Company and certain of its subsidiaries. These claims may include, but are not limited to, obligations for amounts due under any collective bargaining agreements, as a result of environmental liabilities, or to trade creditors. Hence, notwithstanding the restructuring, the Company may be required to defend or settle certain material obligations of such predecessor entities.

                In addition to the liabilities described above the Company is subject to a number of lawsuits arising from the alleged conduct of the prior owners of the incinerator. While the ultimate results of the litigation commenced and potential litigation cannot be determined, the Company does not expect that any of these lawsuits will have a material adverse effect on the consolidated financial position of the Company.

                Incineration of solid waste has taken place at the Facility since 1951. Various past practices, although they may have been fully lawful and within standard engineering practices at the time, have resulted in ash constituents being present in the soils and upper level groundwater beneath the Facility. In April and May, 1990, the incinerator's prior owners had conducted a phase I and phase II environmental assessment of the level of constituents present and the remedial actions which may be needed at the Facility. The Company is currently examining this issue to determine whether remediation is necessary. In the event that the Company determines that such remediation is necessary, the Company could be materially adversely effected. With respect to the foregoing, the Company has established a $200,000 accounting reserve.


(d)  INFLATION

                Inflation has not been a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.


ITEM 7          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-18 of this Report.


ITEM 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                The directors and executive officers of the Company, their positions held with the Company, and their ages are as follows:

             NAME                   AGE                 POSITION
- -------------------------------    -----    ------------------------------------
Joseph J. Wisneski                  42      Director,   President,   and   Chief
                                            Operating Officer
Robert M. Rubin                     55      Chairman  of  the  Board  and  Chief
                                            Executive Officer
D. David Cohen                      56      Director
Carl Frischling                     60      Director
Marc P. McMenamin                   34      Director,  Chief Operations  Manager
                                            of the Company
Peter Reuter                        69      Director



                Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. In consideration of serving as independent directors, Messrs. Frischling and Reuter each receive compensation of $5,000 per annum and, subject to stockholder approval, will receive options to purchase 30,000 shares of common stock at an exercise price of $7.125 per share. These options vest at the rate of 10,000 shares per annum.

                The Company has a compensation committee consisting of Carl Frischling, Peter Reuter and Robert Rubin. The Company has an audit committee consisting of Carl Frischling, David Cohen and Robert Rubin.

                The following is a brief summary of the background of each director, executive officer, and key employee of the Company:

                JOSEPH J. WISNESKI has been President, Chief Operating Officer, and a Director of the Company since February 1993, was Vice President of the Company from November 1992 through January 1993, and was one of the Company's founding stockholders. From April 1990 to November 1992, Mr. Wisneski served as a senior manager for Superior Contractors Network, Inc. ("Superior"), a private service broker in the general construction field. From January 1987 to April 1990, he served as President of Asbestos Services of America, a private marketing company, and from July 1986 to January 1987, he served as President of National Asbestos Removal Corporation, a private asbestos removal company. From 1979 to 1986, Mr. Wisneski was a Vice President in the lending divisions of a number of commercial banks, including European American Bank, Chase Manhattan Bank, and National Westminster Bank. Mr. Wisneski holds a B.B.A. degree from Pace University and an M.B.A. degree from Fordham University.

                ROBERT M. RUBIN has served as the Chairman of the Board and Chief Executive Officer of the Company since February 1993. Mr. Rubin has served since May 1991 as the Chairman of the Board and a director of Universal Self Care, Inc., a public company engaged in the distribution of diabetic health products. Between October 1990 and January 1, 1994, he served as the Chairman of the Board and Chief Executive Officer of American United Global, Inc. ("AUG"), a public company engaged in the manufacture and distribution of sealing devices for automotive, aerospace, and general industrial applications and a distributor of Case construction equipment. From January 1, 1994 to January 19, 1996, he served as Chairman of the Board of AUG and its subsidiaries. Mr. Rubin was the founder, President, Chief Executive Officer, and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986 and continued as a director of SCI (now known as Olsten Corporation

                ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is a former director and Vice-Chairman, and currently a minority stockholder of American Complex Care, Incorporated ("ACC") (formerly Legend Foods, Inc.), a public company formerly engaged in the provision of on-site health care services, including intra-dermal infusion therapies. In April, 1995, ACC's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also Chairman of the Board and a minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp. ("Western"), a public company engaged in the distribution of construction equipment, principally manufactured by Case Corporation. Mr. Rubin is also a director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; Help at Home, Inc., a public company which provides home health care personnel; Arzan International (1991) Ltd., a publicly held food distribution business; and Kay Kotts Associates, Inc., a public company engaged in providing tax preparation and assistance services.

                D. DAVID COHEN has served as a director of the Company since January 1994. Mr. Cohen is engaged in the private practice of law in New York. Mr. Cohen is also a director of Elephant & Castle Group Inc. Mr. Cohen also served as a director of Data Switch Corporation, a publicly owned company in the electronics industry until November, 1995 when it merged with General Signal Corporation.

                MARC P. MCMENAMIN has served as Chief Operations Manager of the Company since June 1992. From February 1991 until June 1992, Mr. McMenamin served as construction manager of, and was a partner in, Superior. From March 1987 until February 1991, Mr. McMenamin served as general manager of Romark Environmental Services, a private asbestos abatement company. Mr. McMenamin holds a B.B.A. degree from Hofstra University.

                PETER REUTER has been a director of ERD since October, 1995. Mr. Reuter is also a director of Lamp Technology, Inc., an importer and distributor of specialty light bulbs located in Bohemia, New York. Since 1979, Mr. Reuter has been President of Peter J. Reuter Incorporated, a marketing consultant company. Mr. Reuter hods a Bachelor of Electronic Engineering degree from Polytechnic Institute of Brooklyn and an M.B.A. from New York University.

                CARL FRISCHLING has served as a director of ERD since September, 1995. Mr. Frischling is a partner at the New York law firm of Kramer, Levin, Naftalis & Frankel, which he joined in September, 1994. From September, 1992 to August, 1994, he was a partner at the law firm of Reid & Priest. Prior to that, Mr. Frischling had been a partner at the law firm of Spengler Carlson Gubar Brodsky & Frischling from November 1979.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                To the Company's knowledge, based solely on review of the copies of reports furnished to it on Forms 3 and 4 and amendments thereto pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934 (the "Exchange Act") and written representations that no other reports are required to be filed, all reports required to be filed pursuant to Section 16(a) of the Exchange Act of by its officers, directors and greater-than-ten-percent beneficial owners have been filed in a timely manner during fiscal 1996, except for a report on Form 4 required to be filed by Robert Rubin with respect to the sale of 65,000 shares from Robert M. Rubin to D. David Cohen in May, 1995, which was inadvertently omitted and will be filed on Form 5.

ITEM 10         EXECUTIVE COMPENSATION

                The following table sets forth the annual and long-term compensation for services in all capacities to the Company for fiscal 1996, 1995, and 1994 of the Chief Executive Officer of the Company at January 31, 1996 and the other executive officer of the Company (together, the "Named Executive Officers") who received over $100,000 in compensation in the form of salary and bonus for fiscal 1996.



                           Summary Compensation Table
                                                                                     LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                                                                                          LONG
                                                                                                          TERM
                                                                                 RESTRICTED             INCENTIVE
           NAME AND                                              OTHER ANNUAL      STOCK      OPTIONS     PLAN         ALL OTHER
      PRINCIPAL POSITION         YEAR       Salary    BONUS      COMPENSATION     AWARD(S)      SARS     PAYOUT      COMPENSATION
      ------------------         ----       ------    -----      ------------     --------      ----     ------      ------------

Robert M. Rubin                  1996     $103,028        --         --             --          --         --             --
    Chairman of the Board        1995      $56,250(1)     --         --             --          --         --             --
    and Chief Executive Officer  1994           --        --         --             --          --         --             --
                                 1993           --        --         --             --          --         --             --


Joseph J. Wisneski               1996     $150,273    35,000(3)      (5)            --          --         --             --
    President and Chief          1995      $58,750(2)     --         --             --        125,000(4)   --             --
    Operating Officer            1994           --        --         --             --          --         --             --
                                 1993           --        --         --             --          --         --             --
Marc McMenamin (3)               1996      $93,310    15,000(3)      (5)            --        100,000(6)   --             --
                                 1995      $44,596        --         --             --          --         --             --
                                 1994           --        --         --             --          --         --             --


- ----------------------------

    (1) Increased to $150,000 per annum effective January 1, 1995. See "Employment Agreements."

    (2) Increased to $175,000 per annum effective January 1, 1995 with annual increases of a minimum of $25,000 per annum thereafter. Mr.
            Wisneski is currently compensated at $230,000 per annum. See "Employment Agreements."

    (3) Bonus relates to services rendered in the prior year. In addition, in March, 1996, Messrs. Wisneski and McMenamin were paid bonuses of $55,000 and $25,000 respectively for their services during fiscal 1996.

    (4) In May 1994, the Company granted to Mr. Wisneski options under the Plan to acquire 125,000 shares of Common Stock at an exercise price of $4.00 per share.

    (5) Beginning in fiscal 1997, Messrs. Wisneski and McMenamin receive travel and entertainment allowances of $60,000 and $5,000 per annum respectively.

    (6) Options granted under Employee Stock Option Plan. See Item 10 --"Stock Option Plan".

                The following table provides information regarding option grants during fiscal 1996 to the Named Executive Officers.


                                          OPTION GRANTS IN LAST FISCAL YEAR


                            NUMBER OF SECURITIES  PERCENTAGE OF TOTAL OPTIONS   EXERCISE OR
                             Underlying Options     GRANTED TO EMPLOYEES IN   BASE PRICE PER
      NAME                         Granted                FISCAL YEAR              SHARE          EXPIRATION Date
      ----                         -------                -----------              -----          ---------------

Marc McMenamin(1)                     100,000                 100                 $7.12           January, 2006


(1)        Options  granted under  Employee  Stock Option Plan.  See Item 10 --
            "Stock Option Plan".



                The  following  table  provides  information   regarding  option
exercises during fiscal 1996 by the Named Executive Officers and the values of such officers' unexercised options.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION VALUES (1)


                            NUMBER OF                          NUMBER OF SECURITIES          VALUE OF UNEXPECTED
                              Shares                          UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                           Acquired on                      OPTIONS AT JANUARY 31, 1996       JANUARY 31, 1996
      NAME                   Exercise     VALUE REALIZED   EXERCISABLE/UNEXERCISABLE (1)EXERCISABLE/UNEXERCISABLE (1)
      ----                 -------------  --------------   ----------------------------------------------------------

Robert M. Rubin
   Chairman of the
   Board and Chief
   Executive Officer.......      0              $0                      0                           N/A

Joseph J. Wisneski
   President and Chief
   Operating Officer.......      0              $0                      0                           N/A

Marc McMenamin
   Chief Operations
   Office..................      0              $0                      0                           N/A


- -----------------
         (1)             All options were granted at an exercise price equal to
                          the fair market value of the Common Stock on the date of grant.


Compensation of Directors. See Item 9 -- "Directors, Executive Officers, Promoters and Control Persons"

                  The Company has obtained directors and officers liability insurance in an amount of not less than $1.0 million.


Employment Agreements

                The Company has entered into an employment agreement with Joseph
J. Wisneski pursuant to which Mr. Wisneski has agreed to serve as President and Chief Operating Officer of the Company, through December 31, 1997. The agreement provides for a base salary of $175,000 per annum from January 1 through December 31, 1995, with annual increases of $25,000 per annum in each year thereafter, subject to additional increase by the Board of Directors in its discretion. The agreement requires Mr. Wisneski to devote substantially all of his business time to the performance of his duties and responsibilities to the Company. In May, 1996 Mr. Wisneski and the Company agreed to a one-year extension of the employment agreement with a salary of $230,000 per annum in 1996 and $275,000 per annum in 1997.

                The Company has entered into an employment agreement with Robert
M. Rubin, pursuant to which Mr. Rubin has agreed to serve as Chairman of the Board and Chief Executive Officer of the Company from January 1, 1995 through December 31,1997. The employment agreement provided for a salary of $100,000 per annum for 1995 and the Company has agreed to increase the salary to $150,000 per annum for 1996, $160,000 per annum for 1997 and $170,000 per annum for 1998. Mr. Rubin has interests in a number of other businesses which are not competitive with the Company. Under his employment agreement, he is not required to spend any specific amount of time on the Company's affairs. Mr. Rubin has not stated whether he intends to devote a specific amount of time to the Company.

                  The Company has entered into an employment agreement with Marc McMenamin, pursuant to which Mr. McMenamin will serve as President of Environmental Waste Incineration, Inc. and Chief of Operations of the Company. In 1995, Mr. McMenamin received $100,000 in salary and options to purchase 100,000 shares of Common Stock. Mr. McMenamin's salary was increased to $110,000 for 1996.


Stock Option Plan

                On March 2, 1994, the Board of Directors of the Company and stockholders of the Company adopted the Plan. The Plan provides for the grant of options to purchase up to 500,000 shares of Common Stock to employees of the Company. Options granted under the Plan are "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"). Incentive stock options may be granted only to employees of the Company.

                The Plan will be administered by "disinterested members" of the Board of Directors (as defined by Rule 16b-3 under the Exchange Act), who determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

                The exercise price per share of Common Stock subject to an incentive option may not be less than the fair market value per share of Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant.

                No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the Board of Directors. Upon termination of employment of an optionee by reason of death or permanent and total disability, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

                Options under the Plan must be issued within ten years from the effective date of the Plan. The effective date of the Plan is March 2, 1994. Incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, it so provided in an optionee's options, such optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

                Shares subject to unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

                To date, options to purchase 225,000 shares of Common Stock have been granted under the Plan. Of such options, options to purchase 125,000 shares of Common Stock and 100,000 shares of Common Stock were granted under the Plan to Mr. Wisneski and Mr. McMenamin, respectively. Mr. Wisneski's options granted under the Plan to date have an exercise price of $4.00 per share and expire in November, 1999. Mr. McMenamin's options granted under the Plan to date have an exercise price of $7.12 expire in January, 2006.

                Pursuant to the Merger Agreement, ERD covenanted to ENSA that the board of directors of ERD would authorize, and recommend that the stockholders of ERD approve, an amendment to the Plan to (i) increase the number of authorized options thereunder to a number which will be sufficient for the grant of options required to be granted to Messrs. Jon Colin and Joseph Jacobsen, officers of ENSA; and (ii) permit the grant of options to consultants.


ITEM 11               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT


Principal Stockholders

                The following table sets forth, as of the date hereof, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Such table does not include an aggregate of 397,620 shares of Common Stock (representing approximately 6.8% of the outstanding Common Stock owned by affiliates and a related person of Hampshire Securities Corporation ("Hampshire"). Such affiliates are Jeffrey M. Berman, Leo
T. Abbe, and Richard K. Abbe, and such related person is Colman Abbe, the father-in-law of Jeffrey M. Berman and the father of Leo T. Abbe and Richard K. Abbe. Each such individual disclaims beneficial ownership of the others' shares of the Common Stock.

                                                                                                        PERCENTAGE
NAME AND ADDRESS                                                    NUMBER OF SHARES                        OF
OF  BENEFICIAL OWNER                                               BENEFICIALLY OWNED                      CLASS
- --  ----------------                                               ------------------                      -----

Robert M. Rubin (1)                                                  1,462,225                          25.1%

Joseph J. Wisneski (2)                                                 961,675 (2)                      16.5%

D. David cohen                                                         208,050 (3)                       3.6%
500 North Broadway, Suite 133
Jericho, New York 11753

Mark McMenamin (1)                                                         (4)

Peter Reuter (1)                                                           500                           -  %

Carl Frischling                                                            800                           -  %
170 East 83rd Street
New York, New York 10028

All directors and executive officers of the Company as a group       2,640,450                          45.3%
(six persons)

- ---------------------------------------------


     (1) The address of each of the referenced individuals is c/o ERD Waste Corp., 937 East Hazelwood Avenue, Building 2, Rahway, New Jersey 07065.

     (2) Does not include options to purchase 125,000 shares under the 1994 Stock Option Plan.

     (3) Includes 50,000 Shares of Common Stock owned or record by Mr. Cohen's wife and 10,000 Shares of Common Stock owned by Mr. Cohen's mother as to which he disclaims beneficial ownership.

     (4) Does not include options to purchase 100,000 Shares of Common Stock, in the aggregate, granted under the 1994 Stock Option Plan (See Item 10 -- Executive Compensation).



ITEM 12               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                In addition to the information set forth below, information with respect to Item 12 is set forth in the Company's prospectus dated May 17, 1996 which was filed as part of its Registration Statement on Form SB-2 (Registration No. 33-76200) and is incorporated herein by reference.

                In August, 1995, after a difference of opinion regarding the operations of ERDI the Company entered into a settlement agreement with the two prior owners of ERDI (the ("Prior Owners"), (the "Settlement Agreement"), including John Herzog, who was a director of the Company at that time. Pursuant to the terms of the Settlement Agreement, and in consideration of the sum of 2,150,000 (1,075,000 to each of the Prior Owners of ERDI) the Company repurchased an aggregate of 300,000 shares of Common Stock and the former ERDI Stockholders assigned their rights to receive an aggregate of 150,000 shares of Common Stock. The purchase price for those shares is payable in installments of $200,000 payable each November, February, May and August of 1996, and 1997 and one final installment of $150,000 in February 1998.

                The Company also agreed to pay the Prior Owners $225,000 in consideration of the cancellation of 140,000 of the 150,000 options to purchase shares of Common Stock issued to the Prior Owners. The payment for the cancellation of those options is in installments of $11,250,000 to each Prior Owner to be paid in each May, August, November, and February until the final payment in November, 2001.


                See Item 11 -- "Employment Agreements" for information with respect to employment agreements between the Company and the officers thereof.


ITEM 13               EXHIBITS, LIST, AND REPORTS ON FORM 8-K.


(A)             FINANCIAL STATEMENTS.

(1) Financial Statements of the Company for the Fiscal Years Ended January 31, 1995 and 1996.

(B)             EXHIBITS.

EXHIBIT                     DESCRIPTION OF EXHIBIT

2.1 Amended and Restated Agreement and Plan of Merger between the Company, EAC and ENSA, incorporated by reference to Exhibit (C)(1) to the Schedule 14d-1 filed by the Company on April 4, 1996.

2.2 Loan Agreement with Chemical Bank, incorporated by reference to Exhibit 1 the Form 8-K filed by the Company on April 17, 1996.
3.1 Certificate of Incorporation as amended, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No.
                            33-76200).
3.2                         By-laws of the Company  incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
3.3                         Certificate   of   Amendment   of   Certificate   of
                            Incorporation of the Company, incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
4.1 Form of Underwriters Warrant, incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 33- 76200).
4.2                         1994 Stock Option Plan, incorporated by reference to
                            Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
4.3 Form of Stock Certificate, incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.1 Indenture of trust, dated as of December 1, 1984, as amended and supplemented by a First Supplemental Indenture of trust, dated as of September 1, 1986, a Second Supplemental Indenture of trust, dated as of August 1, 1987, a Third Supplemental Indenture of Trust, dated as of September 1, 1986,a Fourth Supplemental Indenture of Trust, dated as of October 1, 1990, between United States Trust Company of New York and Nassau County Industrial Development Agency, incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.2 Solid Waste Disposal Agreement, dated as of April 15, 1986, between the City of Long Beach and S&S Incinerator Joint Venture, incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.3 Power Purchase Agreement, dated as of September 25, 1987, between Long Island Lighting Company and Catalyst Waste-to-Energy Corporation of Long Beach, incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.4 Installment Sale Agreement, dated as of December 1, 1984, as amended by an Amendatory Sale Agreement, dated as of September 1, 1987, and a Second Amendatory Sale Agreement, dated as of October 1, 1990, between Nassau County Industrial Development Agency and Catalyst Waste-to-Energy Corporation of Long Beach, incorporated by reference to Exhibit
                            10.4 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.5 Lease Agreement, dated as of November 16, 1984, between the City of Long Beach and S&S Incinerator Joint Venture, together with the Assignment thereof to the Nassau County Industrial Development Agency, incorporated by reference to Exhibit 10.5 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.6 Employment Agreement with Robert M. Rubin, incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.7 Employment Agreement with Joseph J. Wisneski, incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).
10.8 Letter Agreement, dated January 3, 1995, between Catalyst Energy Corporation and the Company, incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-76200).

10.9                        Form of Forbearance Agreement, among the Company and
                            the other parties  named  therein,  incorporated  by
                            reference to Exhibit 10.9 to the  Amendment No. 1 to
                            the  Company's  Registration  Statement on Form SB-2
                            (Registration No. 33-76200).
10.10                       Solid Waste Disposal Agreement,  dated as of May 13,
                            1992,  between the City of Long Beach and Long Beach
                            Recycling  and  Recovery   Corp.,   incorporated  by
                            reference to Exhibit 10.10 to the Amendment No. 1 to
                            the  Company's  Registration  Statement on Form SB-2
                            (Registration No. 33-76200).
10.11                       Promissory  Note,  dated  March  1,  1995,  from the
                            Company to American  Medical Waste,  incorporated by
                            reference to Exhibit 10.11 to the Amendment No. 3 to
                            the  Company's  Registration  Statement on Form SB-2
                            (Registration No. 33-76200).
10.12                       Form of Settlement  Agreement,  between LBRR and the
                            Union, incorporated by reference to Exhibit 10.12 to
                            the Amendment  No. 3 to the  Company's  Registration
                            Statement on Form SB-2 (Registration No. 33-76200).
10.13                       Lease Agreement,  dated as of May 13, 1992,  between
                            the  City  of  Long  Beach,   New  York,   Nd  LBRR,
                            incorporated  by reference  to Exhibit  10.13 to the
                            Amendment  No.  3  to  the  Company's   Registration
                            Statement on Form SB-2 (Registration No. 33-76200).
10.14                       Special  Waste  Disposal  Agreement,  dated April 5,
                            1995, between American Ref-Fuel Company of Hempstead
                            and ERD Waste  Corp.,  incorporated  by reference to
                            Exhibit   10.14  to  the  Amendment  No.  3  to  the
                            Company's   Registration   Statement  on  Form  SB-2
                            (Registration No. 33-76200)
10.15                       Letter  from  Philip  L.   Pascale,   on  change  in
                            certifying accountant,  incorporated by reference to
                            Exhibit 16.1 to the Amendment No. 1 to the Company's
                            Registration  Statement  on Form SB-2  (Registration
                            No. 33-76200).
21.1                        Subsidiaries of the Registrant.
24.1                        Power of  Attorney,  incorporated  by  reference  to
                            Exhibit 24.1 to the Amendment No. 1 to the Company's
                            Registration  Statement  on Form SB-2  (Registration
                            No. 33-76200).
27                          Financial Data Schedule



(c)             REPORTS ON FROM 8-K.

                No reports on Form 8-K have been filed during the last quarter of the Fiscal Year ended January 31, 1996.

                                    SIGNATURE

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          May 14, 1996                ERD WASTE CORP.




                                            By:_/s/ Robert M.Rubin
                                               __________________
                                               Robert M. Rubin
                                               Chairman of the Board

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                               Title



/s/ Robert M. Rubin                     Chairman of the Board and
- -------------------                     Chief Executive Officer
Robert M. Rubin



/s/ Joseph J. Wisneski                  Director, President, and
- ----------------------                  Chief Operating Officer
Joseph J. Wisneski



/s/ Marc P. McMenamin                   Director, Chief Operations Manager
- ---------------------                   of the Company
Marc P. McMenamin



/s/ D. David Cohen                      Director
- ------------------
D. David Cohen



/s/ Carl Frischling                     Director
- -------------------
Carl Frischling



/s/ Peter Reuter                        Director
- ----------------
Peter Reuter

                        ERD WASTE CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS






                                                                            PAGE
                                                                          NUMBER
                                                                          ------



Report of Independent  Auditors                                            F-2



Consolidated  Balance Sheets as
at  January  31,  1995 and 1996                                            F-3



Consolidated    Statements   of
Income  for  the  years   ended
January 31, 1995 and 1996                                                  F-4



Consolidated    Statements   of
Stockholders'  Equity  for  the
years  ended  February  1,
1993, January 31, 1994, January
31, 1995 and January 31, 1996                                              F-5



Consolidated Statements of Cash
Flows  for  the   years   ended
January 31, 1995 and 1996                                                  F-6



Notes to Consolidated Financial
Statements  for the years ended
January 31, 1996 and 1995                                                  F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
and Shareholders of
ERD Waste Corp.

         We have audited the accompanying balance sheet of ERD Waste Corp. and Subsidiaries as of January 31, 1996 and 1995 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERD Waste Corp. and Subsidiaries as of January 31, 1996 and 1995 and the results of its operations and cash flows for the two years ended January 31, 1996 in conformity with generally accepted accounting principles.






                                             /s/Feldman Radin & Co., P.C.
                                             ----------------------------
                                             Certified Public Accountants

New York, New York
April 19, 1996

                        ERD WASTE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                January 31,
                                                                       ------------------------------
                                                                           1996              1995
                                                                       ------------      ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $    1422214      $     280458
    Restricted certificates of deposit                                       800000
    Accounts receivable, less allowance for doubtful accounts of
             $90,000 and $53,000, respectively                              2491731           1084399
    Prepaid expenses and other current assets                                168393             44523
    Inventory                                                                160636                 0
                                                                       ------------      ------------
         TOTAL CURRENT ASSETS                                               5042974           1409380
                                                                       ------------      ------------

PROPERTY, PLANT and EQUIPMENT, less accumulated
    depreciation of $617,600 and $172,828, respectively                    11687575          11324576
                                                                       ------------      ------------

OTHER ASSETS:
     Restricted certificates of deposit                                      950000
     Goodwill, less accumulated amortization                                1031628                 0
     Covenants not to compete, less accumulated amortization                 316938                 0
     Loan receivable - Environmental Services of America, Inc.               500000                 0
     Deferred registration costs                                                  0            201011
     Deferred permit costs                                                   136058                 0
     Other assets                                                            179580.19              0
                                                                       ------------      ------------
         TOTAL OTHER ASSETS                                                 3114204.19         201011
                                                                       ------------      ------------

                                                                       $19844753.19      $   12934967
                                                                       ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $    1868743      $    1790403
    Accrued expenses                                                        1130420            530818
    Income taxes payable                                                     740012            527000
    Current portion- notes payable                                          1271667           8000000
    Notes payable- stockholder                                                    0            479813
                                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                                          5010842          11328034
                                                                       ------------      ------------

LONG-TERM DEBT, less current portion                                        1244488            684521
                                                                       ------------      ------------

DEFERRED INCOME TAXES                                                        250000                 0
                                                                       ------------      ------------

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, authorized 2,000,000 shares, $.001 par value;
             none issued and outstanding                                          0                 0
    Common stock, authorized 15,000,000 shares, $.001 par value;
             5,832,782 and 3,837,500 shares issued and outstanding,
             respectively                                                      5833              3838
    Additional paid in capital                                             10356651.19         169266
    Retained earnings                                                             0                 0
                                                                       ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                        10362484.19         173104
                                                                       ------------      ------------

                                                                          $16867814.19   $   12185659
                                                                          ============   ============


                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       Year ended January 31,
                                                    ---------------------------
                                                        1996            1995
                                                    ------------   ------------

REVENUES:
         Net sales                                  $   12016098   $    6708209
         Insurance Proceeds                              3200000              0
                                                    ------------   ------------

TOTAL REVENUES                                          15216098        6708209

COST OF SALES                                            6098030        3167715
                                                    ------------   ------------

         GROSS PROFIT                                    9118068        3540494

SELLING, GENERAL and ADMINISTRATIVE EXPENSES             5455197        2175613
                                                    ------------   ------------

INCOME FROM OPERATIONS                                   3662871        1364881
                                                    ------------   ------------

OTHER INCOME AND EXPENSES:
         Interest and dividend income                     100370              0
         Interest expense                                 (71015)        (46588)
         Other, net                                        16651              0
                                                    ------------   ------------
         TOTAL OTHER INCOME AND EXPENSES                   46006         (46588)
                                                    ------------   ------------

INCOME BEFORE INCOME TAXES                               3708877        1318293

PROVISION FOR INCOME TAXES                               1481245         527000
                                                    ------------   ------------

NET INCOME                                          $    2227631   $     791293
                                                    ============   ============

INCOME PER SHARE:

         NET INCOME PER COMMON SHARE                $       0.41   $       0.20
                                                    ============   ============

         WEIGHTED AVERAGE NUMBER OF SHARES               5490487        3963000
                                                    ============   ============


                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Retained
                                          Common Stock         Paid in      Earnings
                                       Shares      Amount      Capital      (Deficit)    Total
                                       ------      ------      -------      ---------    -----

Balance- February 1, 1993              3525000     $    3500   $        0   $ (112248)   $ (108748)

Net income                                   0             0            0       70263        70263
                                       -------          ----     --------     -------     --------

Balance- January 31, 1994              3525000          3500            0      (41985)      (38485)

Common shares issued in connection
 with acquisition                       312500           338       169266           0       169604

Net income                                   0             0            0      791293       791293
                                       -------          ----     --------     -------     --------

Balance- January 31, 1995              3837500          3838       169266      749308       922412

Common shares issued in connection
 with public offering                  2250000          2250     12110720           0     12112970
Reacquisition of common shares         (300000)         (300)    (2018600)    (131100)    (2150000)
Issuance of common shares in
 connection with the acquisition
 of EATS, Inc.                           45282            45       226365           0       226410
Net income                                   0             0            0           0            0
                                       -------          ----     --------     -------     --------

Balance- January 31, 1996              5832782     $    5833   $ 10487751   $  618208    $11111792
                                       =======     =========   ==========   =========    =========



                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Years ended January 31,
                                                                     -------------------------
                                                                          1996        1995
                                                                     ------------  -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $         0   $         0
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                              441719        160000
Amortization                                                               93322             0
Provision for uncollectible accounts receivable                            37000             0

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              (1444332)       191200
(Increase) in inventory                                                  (160636)            0
(Increase) decrease in prepaid expenses and other current assets         (123870)       323615
Increase in other assets                                                 (442325)       (11474)
(Increase) decrease in deferred income taxes                              (44906)       527000
Increase (decrease) in accounts payable and accrued expenses              777942       (282532)
Increase in income taxes payable                                          507918             0
                                                                         (358168)       907809

NET CASH PROVIDED BY ( USED IN) OPERATING ACTIVITIES                     (358168)       907809

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (904718)     (1642230)


CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable- repayment                                                (8876929)       (48906)
Borrowings                                                                859750        181350
Issuance of common stock                                                10444190         31807
Advances to Environmental Services of America, Inc.                      (500000)            0
Increase in restricted certificates of deposit                          (1750000)            0
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 177011        164251

NET INCREASE IN CASH                                                    (1085875)      (570170)

CASH, at beginning of period                                             (510835)        59335

CASH, at end of period                                               $  (1596710)  $   (510835)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                             $     51030   $     46588
Income taxes paid                                                    $    975633   $         0



                       See notes to financial statements.

                           ERD WASTE CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED JANUARY 31, 1996 AND 1995


1.       ORGANIZATION AND INITIAL PUBLIC OFFERING OF COMMON SHARES

         On March 1, 1994, ERD Waste Corp., formerly Environmental Resources and Disposal, Inc. ("ERD") merged with a Delaware corporation organized for the purpose of changing the Company's situs to Delaware and effecting a recapitalization of stock. In the merger and recapitalization, each share of common stock was exchanged for 1,762.5 shares of common. All share amounts have been restated to give effect to this recapitalization. ERD has adopted a fiscal year ended January 31.

         The Company has authorized 2,000,000 shares of preferred stock $.001 par value per share.

         In May 1995, the Company completed an Initial Public Offering (the "Offering") of 2,250,000 shares of its Common Stock. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $12,113,000.

2.       LINE OF BUSINESS

         The Company is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste, and industrial and commercial hazardous waste. The Company's activities focus upon the incineration of municipal solid waste and industrial and commercial non-hazardous waste and the utilization of the steam produced thereby in the cogeneration of electricity, the brokerage and transportation of waste, and the provision of advisory, consulting, and technical services to generators of waste with respect to the waste site investigation, waste analysis, and the recycling and disposal of industrial and commercial hazardous waste in accordance with applicable regulatory guidelines.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of Consolidation- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

         b. Accounting Estimates- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         c. Revenue Recognition- Revenue is recognized at the date the related service is rendered. Income is charged with an allowance for doubtful receivables based on prior collection experience and a review of the collectibility of specific accounts.

         d. Cash and Cash Equivalents- Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

         e. Property, Plant and Equipment and Depreciation- Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the asset. Assets range in useful lives from 7 years for equipment to 30 years for building and waste facility.

         f. Earnings per share- Earnings per share is based upon the average shares outstanding during the period increased by the effect, if dilutive, of common stock equivalents. The options to purchase common stock referred to in
Note 11 are also included in the computation of outstanding shares and common stock equivalents.

         g. Stock options - In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning with the fiscal year ending January 31, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value for the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

         h. Recent pronouncements - In March 1995 the FASB issued SFAS No.121,"Accounting for the Impairment of Long Lived Assets and For Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption by the Company of this statement in Fiscal 1997 is not expected to have any material impact on the consolidated financial statements of the Company.

4.       BUSINESS COMBINATIONS

         a. On April 16, 1994, ERD acquired ECT in a transaction accounted for as a purchase. Results of ECT's operations subsequent to the date are included in these consolidated financial statements. In the transaction, ERD issued 312,500 of its common shares in exchange for all of ECT's issued and outstanding common shares. The acquisition was recorded at the historical cost of ECT's net assets acquired (approximately $170,000).

         b. As discussed in Note 1, on August 31, 1994, ERD acquired C&J Enterprises, Inc. in a transaction accounted for as a purchase. Results of C&J's operations subsequent to that date are included in these consolidated financial statements. ERD paid and agreed to assume specified liabilities of C&J
Enterprises, Inc. and its wholly owned subsidiary (Long Beach Recycling and Recovery Corp., (LBRR)), subject to certain adjustments. Among the liabilities assumed were certain Industrial Revenue Bonds. Cost of the acquisition was determined by totaling the amount of the liabilities assumed. The following summarizes the amounts allocated to the assets acquired and liabilities assumed in the transaction:

                    Industrial Revenue Bonds          $ 7,000,000

                    Note Payable                        1,500,000

                    Other Liabilities assumed, net      1,109,029

                    Costs of the Transaction              105,375
                                                      -----------
                    Cost of Property, Plant and
                    Equipment acquired                $ 9,714,404
                                                      ===========



     c. In October, 1995, a newly formed wholly owned subsidiary, Now known as Absorbent Manufacturing Technology, Inc. ("AMT"), acquired certain assets and assumed certain liabilities of Environmental Absorbent Technologies, Inc. in exchange for 45,282 shares of the Company's common stock. These acquisition shares have not been registered under the Securities Act of 1933 and may not be sold or transferred by the seller otherwise than in compliance with the registration requirements of the Securities Act of 1933 or pursuant to an exemption from such requirements.

         The following summarizes the amounts allocated to the assets acquired and liabilities assumed in this transaction:

                    Current assets                    $  313,115

                    Property and equipment               165,156

                    Value of goodwill acquired         1,044,000

                    Current liabilities                 (529,287)

                    Other liabilities                   (766,574)
                                                       ---------
                    Value of ERD common shares
                    issued to EATS shareholders       $  226,410
                                                      ==========


         Each of the aforementioned transactions have been accounted for as purchases, and accordingly, the Company's results of operations includes the results of the acquired entities from their respective dates of acquisition. Pro-forma results of operations for the Company as if the aforementioned acquisitions took place on February 1, 1994 are as follows:

                                         Years ended January 31,
                                         -----------------------
                                            1996          1995
                                         -----------    ----------
              Revenues                   $16,269,000    $9,169,359

              Net income                 $ 2,179,000    $  672,425

              Net income per share       $      0.40    $     0.11

              Number of shares used in
              calculation                  5,490,487     6,028,500



5.       INSURANCE PROCEEDS

         On July 25,  1995,  the  Company  had a major  fire at the  Long  Beach
Facility. The fire significantly damaged the incinerator and reduced or prevented its operation for approximately two months. After the fire, the Company devoted a major effort to repairing the incinerator, upgrading it where appropriate and servicing its customers when the incinerator could not properly function. Other disposers had to be utilized for waste which otherwise would have been incinerated by the Company. In addition to the loss of incineration income, the Company lost significant sales of electricity.

         The Company was covered by insurance for both damage and business interruption. In November 1995, the Company settled its claim with the insurance company, collecting a total of $3,200,000. Because of the inability to determine exactly what costs it expended during the year for the incinerator and the appropriate portion of the recovery representing reimbursement for business interruption, the financial statements reflect the insurance recovery as revenues. All expenditures relating to the fire, the repair of the incinerator, management effort to both repair the incinerator and service customers have been included in expenses.

         Management believes that the incinerator has been brought back to its operating capability prior to the fire. Accordingly, the incinerator has been recorded at its cost through July 24, 1996 less appropriate depreciation.

6.       STOCK REPURCHASE

         On August 31, 1995 the Company entered into to an agreement to reacquire the stock of two former officers of ECT. The Company purchased 300,000 common shares from these officers for $2,150,000. In connection with the repurchase of such shares, the Company issued promissory notes to the two former stockholders, each in the original amount of $1,075,000. The promissory notes are collateralized by certificates of deposit owned by the Company in the amount of $1,750,000 at January 31, 1996. The notes, which bear interest at 6% per annum, are repayable in quarterly installments of $200,000 in the aggregate, with a final installment of $150,000 due February 1998. As the Company makes the required quarterly installments, an equal amount of collateral is released and becomes available for the Company's general use. Accordingly, $800,000 of such restricted certificates of deposit have been classified as a current asset as the related liability is classified as a current liability. The repurchased shares were not retired, and are available for future issuance by the Company.

         In connection with the stock repurchase the employees right to exercise certain qualified options relative to 150,000 additional common shares of the Company were canceled, except with respect to 10,000 shares which remain available to each shareholder for exercise to and until February 17, 1997, provided that the former stockholder is still serving as a consultant to the Company, as provided in the settlement agreement.


7.       PROPOSED ACQUISITION OF ENVIRONMENTAL SERVICES OF AMERICA, INC.

         In January, 1996, the Company, ENSA Acquisition Corp. ("EAC"), a wholly owned subsidiary of the Company, and Environmental Services of America, Inc. ("ENSA"), a diversified environmental services company specializing in the identification, management, treatment, transportation and disposal of hazardous and non-hazardous waste, remediation of hazardous waste sites, air quality testing and monitoring services and equipment, and consulting and technical support services related to all of the foregoing, entered into an agreement and plan of merger (the "Original Merger Agreement") whereby EAC would be merged with and into ENSA, the result of which would be that ENSA would become a subsidiary of the Company. In April, 1996, the Original Merger Agreement was amended and restated in its entirety and is discussed below, as amended and restated.

         In January, 1996, simultaneously with the execution of the Original Merger Agreement and in contemplation of the acquisition of ENSA by the Company, the Company executed a securities purchase agreement (the "Securities Purchase Agreement") providing for the loan by the Company to ENSA (the "Bridge Loan") of $500,000 for working capital purposes. The Securities Purchase Agreement also provided for the issuance to the Company of 500,000 shares of common stock of ENSA. Pursuant to the terms of the Securities Purchase Agreement, such shares of common stock have been placed in escrow. In the event ENSA is not acquired by the Company prior to the dates referenced in this sentence, one half of such shares will be released to the Company on December 31, 1996 if the Bridge Loan is not repaid on or before such date, and on December 31, 1997, one half of such shares will be released to the Company if the Bridge Loan or any portion thereof, remains unpaid and there occurs a Change of Control Event (as defined) occurs under the Bridge Loan and ERD declares the Bridge Loan immediately due and payable. Otherwise, such shares will be delivered to ENSA upon the repayment in full of the Bridge Loan, if prior to the acquisition of ENSA by the Company.

         In April 1996, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with ENSA. Pursuant to the terms of the Merger Agreement, the Company, through its subsidiary ENSA Acquisition Corp. ("EAC"), will acquire ENSA and its subsidiaries through the merger of EAC with and into ENSA. In order to facilitate the acquisition of ENSA, the Company, through EAC, launched a tender offer (the "Offer") on April 4, 1996 for the purchase of shares of common stock of ENSA at a purchase price of $1.66 per share. The aggregate purchase price for all outstanding shares of common stock of ENSA, other than shares currently owned by the Company is $6,358,718. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer, a number of shares of common stock of ENSA representing at least a majority of the total number of outstanding shares of ENSA, other than those shares held by the Company, on a fully diluted basis as of the date such shares of common stock are accepted for payment pursuant to the Offer.

         Simultaneously with its entry into the Merger Agreement, the Company entered into a stock purchase agreement with in excess of 90% of the holders of each class of preferred stock of ENSA (the "Stock Purchase Agreement"). The aggregate purchase price for the shares of preferred stock of ENSA to be purchased pursuant to the Stock Purchase Agreement is $1,253,614. The closing of the Stock Purchase Agreement is conditioned upon, and will close simultaneously with, the consummation of the tender offer.

         On May 1, 1996, over 90% of ENSA's outstanding shares were tendered to the Company. On May 6, 1996, the formal closing was held and the Company made payment for the purchase of the tendered preferred and common stock.

8.       COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities and its waste facility under operating leases. One of the Company's subsidiaries has entered into a lease agreement with its local municipality customer with respect to the underlying the waste facility. The operating lease has a twenty year term which expires in December, 2007. Rental expense is based on the volume of solid waste burned at the facility. Additionally, ERD and ECT have leases on office space; both leases expire in 1997. Minimum lease commitments under all operating leases for each of the next five years and thereafter are as follows:

                                  1997     $271,000

                                  1998      252,000

                                  1999      237,000

                                  2000      247,000

                                  2001      247,000

                            Thereafter    1,643,000


         The Company is subject to a number of lawsuits arising from the conduct of the prior owners of the waste facility. While the ultimate results of the litigation commenced and potential litigation cannot be determined, management does not expect that any of the matters will have a material adverse effect on the consolidated financial position of the Company.

         Incineration of solid waste has taken place at the Facility Site since 1951. Various past practices, although they may have been fully lawful and within standard engineering practices at the time, have resulted in ash constituents being present in the soils and upper level groundwater beneath the Facility. LBRR has had conducted a phase I and phase II environmental assessment of the level of constituents present and the remedial actions which may be needed at the Facility Site. The Company is currently examining this issue to determine a possible plan for such remediation and is in the process of contracting the City of Long Beach, New York, the owner of the Facility Site, as well as predecessor operators of the Facility regarding such plan and the funding thereof. Based upon information known to date, the Company has established a reserve of $300,000 related to the estimated costs of remediation and compliance.

9.       PROPERTY, PLANT AND EQUIPMENT

         The following is a summary for property, plant and equipment:

                                                  January 31,
                                          --------------------------
                                             1996           1995
                                          -----------    -----------
              Machinery                   $   637,898    $   590,650

              Waste Facility                9,341,645      8,544,893

              Building and
              Building Improvements         2,220,440      2,220,440

              Other                           102,139        141,421
                                           12,302,122     11,497,404
              Accumulated Depreciation       (614,547)      (172,828)
                                           ----------     ----------
                                          $11,687,575    $11,324,576
                                          ===========    ===========

10.      LONG TERM DEBT

         The long term debt is summarized as follows on January 31, 1996:

                                                              January 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
Note Payable-Catalyst, payable in equal
annual installments through 1999                       $400,000     $500,000

Note Payable in equal monthly installments
of $4,067 including interest at 8.5%,
commencing on January 5, 1995                                        182,325

Notes Payable - Former Stockholders payable
in  quarterly installments of $200,000 with
a final installment of $150,000 in February,
1998 at 6% per annum                                  1,750,000         --

Notes Payable in equal monthly installments
of 10,700 including interest at 8% commencing
February, 1996                                          296,415         --

Other                                                    69,740        2,196
                                                      ---------      -------
                                                      2,516,155      684,521

Less current portion                                  1,271,667         --
                                                      ---------     ---------
                                                     $1,244,488     $684,521
                                                     ==========     ========


         In order to partially finance the purchase of the common stock and preferred stock of ENSA, in April 1996, the Company obtained a $7.5 million revolving credit facility (the "Revolving Facility") from Chemical Bank (the "Bank") pursuant to a loan agreement (the "Loan Agreement"), dated March 29, 1996. The Loan Agreement provides, among other things, for the payment by ERD of a commitment fee, payable monthly, computed at the rate of one quarter of one percent (1/4%) per annum (computed on the actual number of days elapsed over 360 days) on the average daily unused amount of the Bank's $7.5 million commitment. Revolving loans in respect of the Revolving Facility ("Revolving Loans") shall be, at the Company's request, either (i) Alternative Base Rate Loans (as defined) which bear interest calculated at the Alternative Base Rate (as defined) plus one half of one percent (1/2%) or (ii) Eurodollar Loans (as defined) which bear interest calculated at the adjusted LIBOR Rate (as defined) plus three and one half percent (3 1/2%)(or a combination thereof).

         Subject to the terms of the Loan Agreement, the Revolving Facility will be available until April 1, 1998 (the "Conversion Date"), at which time, all outstanding principal and accrued interest under the Revolving Facility shall be due and payable.

         Provided no Event of Default (as defined) exists, on the Conversion Date, the Company may, upon request by it, be granted a term loan (the "Term Loan") in an amount equal to the lesser of the Bank's Commitment (as defined) or the aggregate principal amount of Revolving Loans then outstanding. The proceeds of the Term Loan are to be used by ERD exclusively to satisfy obligations to the Bank under any Revolving Loan existing at the Conversion Date. The Term Loan shall, at the option of the Company, be an Alternative Base Rate Loan or a Eurodollar Loan (or a combination thereof). If the Term Loan is an Alternative Base Rate Loan, it will bear interest at the Alternative Base Rate plus one percent (1%). If the Term Loan is a Eurodollar Loan, it will bear interest at the Adjusted LIBOR Rate plus three and one half percent (3 1/2%).

         The Loan Agreement allows the Company, on or after the Conversion Date and subject to the terms of the Loan Agreement, to (i) continue any Eurodollar Loan or portion thereof into a subsequent Interest Period (as defined) or (ii) convert an Alternative Base Rate Loan into a Eurodollar Loan.

         The Loan Agreement provides for the granting by the Company and each of the Guarantors listed above of a first priority security interest in all present and future accounts, contract rights, chattel paper, general intangibles, instruments and documents of the Company and such Guarantors then owned or thereafter acquired, and in all machinery and equipment acquired by the Company and such Guarantors after the date of the Loan Agreement.

         The obligations of the Bank to make each Revolving Loan under the Revolving Facility are conditioned on certain conditions, including the following: (i) delivery of a certificate from the Company and each of the Guarantors stating the representations and warranties contained in the Loan Agreement are true and correct; (ii) no default or material adverse change in the Company or any Guarantor has occurred; and (iii) the purpose for which the proceeds of such Revolving Loan is being made.

         The Loan Agreement contains traditional and customary representations, warranties and events of default.

         The Company has agreed to indemnify Chemical against any loss or expense which

Chemical may sustain or incur as a consequence of any default in payment or prepayment of the principal amount of any Loan (as defined) or any part thereof or interest accrued thereon, as and when due and payable on the occurrence of any Event of Default (as defined).

         Subject to the terms of the Loan Agreement, the Company has the right at any time and from time to time to prepay any Alternate Base Rate Loan, in whole or in part, without premium or penalty, on the same day that telephonic notice is given to Chemical advising it of prepayment. In addition, the Company has the right to prepay any Eurodollar Loan, in whole or in part, on three Business Days' prior irrevocable notice, provided, however, that such prepayment may only be made on an Interest Determination Date (as defined).

         On  May  2,  1996,   the   Company   borrowed   $7,500,000   under  the
aforementioned facility, which amount remains outstanding.

11.      INCOME TAXES

         The provision for income taxes consists of the following:

                                          Year Ended January 31,
                                          ----------------------
                                          1996              1995
                                          ----              ----
         Current tax expense:

           U.S. Federal                $   935,000   $ 400,000

           State and local                 296,000     127,000
                                         ---------     -------
                                         1,231,000     527,000
                                         ---------     -------

         Deferred tax expense:

           U.S. Federal                    200,000        --

           State and local                  50,000        --
                                         ---------     -------
                                           250,000        --
                                         ---------     -------
         Total provision               $ 1,481,000   $ 527,000
                                       ===========   =========







         Temporary differences and carryforwards which give rise to deferred tax liabilities at January 31, 1996 are as follows:

         Deferred tax liabilities:

              Insurance proceeds received treated as a basis
              reduction for tax purposes                         $250,000
                                                                 ========

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                          Year Ended January 31,
                                          ----------------------
                                          1996              1995
                                          ----              ----

         Income tax provision at 34%      $ 1,261,000       $ 448,000

         State and local income taxes,
         net of Federal income effect         220,000          79,000
                                            ---------         -------
                                            1,481,000         527,000
                                            =========         =======


12.      EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with its President and Chief Operating Officer of the Company, through December 31, 1998. The agreement provides for a salary of $175,000 per annum commencing January 1, 1995, with an annual increase of a minimum of $25,000 per annum through the term of the agreement.

         The Company has also entered into an employment agreement with its Chairman of the Board and Chief Executive Officer of the Company, through December 31, 1998. The employment agreement provides for a salary of $150,000 per annum commencing January 1, 1995.

13.      EMPLOYEE STOCK OPTIONS

         The Company has established the 1994 Stock Option Plan under which employees of the Company may receive incentive stock options for up to 500,000 shares of common stock. During May, 1994, 225,000 options were granted pursuant to the plan, exercisable at $4.00 per share for two years.

14.      MAJOR CUSTOMERS

         During the year ended January 31, 1996, one customer accounted for approximately 17.4% of consolidated net sales.