Form 10-Q
period 1996-04-30
ERD WASTE CORP
filed 1996-06-20
CIK 921512

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(G) OF REGULATION S-T


                           June 20, 1996

VIA FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

     RE:  QUARTERLY  REPORT   ON  FORM  10-QSB  OF   ERD  WASTE  CORP.
          COMMISSION FILE NO. 33-76200

Dear Sir/Madam:

     On behalf of ERD Waste Corp. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there are enclosed herewith for filing eight (8) copies of the Company's Quarterly Report on Form 10-QSB for the quarter ending April 30, 1996 one of which has been manually signed.

     Please acknowledge receipt of the enclosed by stamping the enclosed copy of this letter and returning the same to the undersigned in the envelope enclosed for that purpose.

                                   Sincerely,



                                   Kathleen P. LeFevre
                                   Chief Financial Officer

Enclosures:

cc:  Richard Marlin, Esquire - Counsel to Company
     Feldman, Radin & Co. C.P.A. - Accountants to Company
     Joseph Wisneski, COO, President, Director
     Robert M. Rubin - Chairman of the Board & CEO
     Marc McMenamin - Director
     D. David Cohen - Director
     Carl Frischling - Director
     Peter Reuter - Director
     NASDAQ, Washington, D.C.

               THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(G) OF REGULATION S-T

                                              June 20, 1996

VIA FEDERAL EXPRESS

National Association of Securities
     Dealers, Inc.
Attn: NASDAQ Reports Section
1735 K Street, N.W.
Washington, D.C. 20006-1506

     RE:  QUARTERLY REPORT ON FORM 10-QSB OF ERD WASTE CORP.

Dear Sir/Madam:

     On behalf of ERD Waste Corp. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there are enclosed herewith for filing three (3) copies of the Company's Quarterly Report on Form 10-QSB for the quarter ending April 30, 1996, one of which has been manually signed.

     Please acknowledge receipt of the enclosed by stamping the enclosed copy of this letter and returning the same to the undersigned in the envelope enclosed for that purpose.

                                   Sincerely,



                                   Kathleen P. LeFevre
                                   Chief Financial Officer

Enclosures:

cc:  Richard Marlin, Esquire - Counsel to Company
     Feldman, Radin Co. C. P. A. Accountants to Company
     Joseph Wisneski, COO, President, Director
     Robert M. Rubin - Chairman of the Board & CEO
     Marc McMenamin - Director
     D. David Cohen - Director
     Carl Frischling - Director
     Peter Reuter - Director
     SEC, Washington, D.C.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   April 30, 1996

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
     Commission file number 33-76200

                                 ERD WASTE CORP.
                  (Exact name of registrant as specified in its charter)


           Delaware                               11-3121813
(State or other jurisdiction of                (I.R.S. Employer
Identification No.)                            Identification No.)



              937 East Hazelwood Avenue, Bldg. 2, Rahway, NJ 07065
                   (Address of principal executive offices) Zip Code)


                                 (908) 381-9229
                  (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X   No


     Number of shares outstanding of the issuer's class of common stock, $.001 par value, as of June 12, 1996: 5,882,782


                                 ERD WASTE CORP.
                                AND SUBSIDIARIES


Item 1 - Financial Statements.

          ERD Waste Corp. and Subsidiaries Consolidated Financial Statements For the Three Months Ended April 30, 1996 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE #


Index to Financial Statements                                         F-1

          Consolidated Balance Sheets - April 30, 1996
           (Unaudited) and January 31, 1996                           F-2

          Consolidated Statements of Operations - for the
             three months ended April 30, 1996 and 1995 (Unaudited)   F-3


          Consolidated Statements of Cash Flows - for the three
           months ended March 31, 1996 and 1995                       F-4

          Notes to Consolidated Financial Statements                  F-5 to F-6

                                       F-1


Item 1. Financial Information

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 April 30,      January 31,
                                                   1996             1996

               ASSETS
CURRENT ASSETS

     Cash                                      $  257,838         $1,422,214
     Restricted Certificates of deposit           800,000            800,000
     Accounts Receivable                        3,542,127          2,491,731
     Inventory                                    250,240            160,636
     Other Current Assets                         274,319            168,393
          TOTAL CURRENT ASSETS                  5,124,524          5,042,974

PROPERTY AND EQUIPMENT
     Cost                                      12,959,489         12,305,122
     less: accumulated depreciation               758,209            617,547
          NET EQUIPMENT                        12,201,280        $11,687,575

OTHER ASSETS
     Restricted certificates of deposit           795,922            950,000
     Goodwill less accumulated amortization     1,022,848          1,031,628
     Covenant not to compete,
        less amortization                         287,619            316,938
     Loan receivable-ENSA                         500,000            500,000
     Other                                        626,076            315,638
     TOTAL OTHER ASSETS                         3,232,465          3,114,204

TOTAL ASSETS                                  $20,558,269        $19,844,753

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $ 2,081,065        $ 1,868,743
     Accrued expenses                             686,036          1,130,420
     Notes Payable, Current Portion             1,269,784          1,271,667
     Accrued Income Taxes                       1,083,169            740,012
     TOTAL CURRENT LIABILITIES                  5,120,054          5,010,842

LONG TERM DEBT, LESS CURRENT PORTION            1,339,857          1,244,488

Deferred Income taxes                             250,000            250,000
          TOTAL OTHER LIABILITIES

TOTAL LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock                                 -                  -
     Common Stock                                   5,833              5,833
     Additional Paid in Capital                10,356,651         10,356,651
     Retained Earnings                          3,485,874          2,976,939
     TOTAL STOCKHOLDERS' EQUITY                13,848,358         13,339,423

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY   $ 20,558,269       $ 19,844,753

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For Three            For Three
                                   Months Ended         Months Ended
                                  April 30, 1996       April 30, 1995

REVENUES                             $3,984,405          $2,255,047

COST OF SALES                         1,901,215             852,245

     GROSS PROFIT                     2,083,190           1,402,802

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES            1,088,544             637,424
DEPRECIATION & AMORTIZATION             140,662             102,000
                                      1,229,206             739,424


   INCOME FROM OPERATIONS               853,984             663,378

OTHER,  NET                               5,049               3,787

   INCOME BEFORE
      INCOME TAXES                      848,935             659,591

PROVISION FOR INCOME TAXES              340,000             254,000

   NET INCOME                         $ 508,935          $  405,591

INCOME PER SHARE

   NET INCOME
       PER COMMON SHARE              $      .09               $0.10

   WEIGHTED AVERAGE NUMBER
      OF SHARES                       5,907,782           4,028,500


   The accompanying notes are an integral part of these financial statements.

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Quarters Ended April 30,
                                                          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $508,935      $405,590

Adjustment to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation                                      149,442       102,000

Changes in assets and liabilities:
     (Increase)Decrease in receivables                (1,050,396)       78,125
     (Increase)Decrease in prepaid expenses
        and advances                                       -           (64,404)
      Increase in Inventory                             ( 89,604)          -
     (Increase)Decrease in other current assets         (105,926)       (5,932)
     (Increase)Decrease in other assets                 (127,039)     (126,748)
      Increase(Decrease) in accounts payable             212,322       (14,830)
     (Decrease) in accrued expenses                     (444,384)      (98,751)
      Increase(Decrease) in income taxes payable         343,157       254,000
Total adjustments and changes in assets and
       liabilities                                    (1,112,428)      123,460

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES        (603,493)      529,050

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (654,367)     (208,112)

NET CASH (USED) FOR INVESTING ACTIVITIES                (654,367)     (208,112)

CASH FLOWS FROM FINANCING ACTIVITIES
     (Increase)Decrease in deferred registration
      costs                                                  -         (96,056)
     Increase (Decrease) in borrowings                    93,484       (21,651)


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          93,484      (117,707)

NET INCREASE (DECREASE) IN CASH                       (1,164,376)      203,231

CASH, at beginning of period                           1,422,214       280,458

CASH, at end of period                                $  257,838      $483,689

    The accompanying notes are an integral part of these financial statements

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation:

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices, applied consistently.

       The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996, which is incorporated herein by reference.

Note 2 - Acquisition of Environmental Services of America, Inc. ("ENSA")

      On May 5, 1996, ENSA Acquisition Corp. ("EAC"), a wholly owned subsidiary of the Company, acquired approximately 93% of the Company's outstanding common stock through a tender offer whereby the shareholders of ENSA received $1.66 for each share owned. The Company intends to purchase the remaining outstanding shares of ENSA in a subsequent "mop up". The total cost of the acquisition is currently estimated at $9,925,000 which includes amounts paid to shareholders of ENSA and related legal and other professional costs incurred in completing the transaction. The transaction will be accounted for as a purchase, and the financial results of ENSA will be reported prospectively beginning in May, 1996.

      In connection with its execution of a merger agreement with ENSA, the Company provided a $500,000 loan to ENSA for working capital purposes. In addition, included in revenues and accounts receivable as of and for the period ended April 30, 1996, is a $375,000 management fee due from ENSA for pre acquisition professional services provided by the Company.

Note 3 - Financing:

      In order to finance the purchase of ENSA in April, 1996, the Company obtained a $7.5 million revolving credit facility (the "Revolving Facility") from Chemical Bank (the "Bank") pursuant to a loan agreement (the "Loan Agreement"), dated March 29,1996.

       The Loan is secured by the granting of a first priority interest in all of the Company's and the Subsidiaries' present and future accounts, contract rights, chattel paper, general intangibles, instruments and documents then owned or thereafter acquired, and in all machinery and equipment acquired by the Company and the Subsidiaries after the date of the Loan Agreement.

      The revolving facility will be available until April 1, 1998 (the "Conversion Date"), at which time, all outstanding principal and accrued interest under the revolving facility shall be due and payable. At that time, the Company may, upon request, be granted a term loan in an amount equal to the lesser of the Bank's Commitment or the aggregate principal amount of Revolving Loans then outstanding. The maturity date of the Term Loan is the third anniversary date of the Conversion Date. The proceeds of the Term Loan are to be used by ERD exclusively to satisfy obligations to the Bank under any Revolving Loans existing at the Conversion Date.

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Additionally, on June 6, 1996, the Company received an additional $4,000,000 loan from its commercial lender. The proceeds of this loan were used to fully pay and discharge all principal, interest, fees and other financial obligations owed by ENSA to its commercial bank. The borrowing is secured by a $4.4 million letter of credit issued by a corporation in which the Chairman and CEO of ERD is Chairman and CEO. As a fee for the letter of credit financing, ERD agreed to pay interest on the $4,000,000 at a commercial rate and issued 100,000 shares of ERD common stock to the corporation providing security for the loan.

Note 4 - Public Offering of Stock:

     On May 17, 1995, the Company publicly offered two million shares of its common stock for sale pursuant to the prospectus contained in the Registration Statement. The closing took place on May 25, 1995. Proceeds of the offering, net of Underwriters discounts, commissions and costs, were $11.7 million. Debt, expenses and obligations of the Company totaling approximately $10.0 million were paid from the proceeds. The remaining $1.7 million was used for working capital and capital construction.

Note 5 - Acquisition of Environmental Absorbent Technologies, Inc.:

     Effective October 1, 1995, the Company acquired the assets and assumed certain liabilities of Environmental Absorption Technologies, Inc., a manufacturer of recyclable products used to absorb oil and petroleum spills. The acquisition was recorded as a purchase. The initial purchase price of approximately $592,000 was paid by the issuance of 45,282 shares of common stock, cash of $343,000, and the assumption of specified liabilities.

     The following summarized pro forma information assumes the acquisitions had occurred at February 1, 1995 and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                    Three Months Ended
                                      April 30, 1995
                                        Unaudited


Net sales                              $ 2,814,908

Net income                             $   384,400

Income per common share                     $ 0.09

PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations

     The Company is a diversified waste management business specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste, and hazardous waste. The Company incinerates municipal solid waste and industrial and commercial non-hazardous solid waste at its own facility in Long Beach, New York, utilizes the steam produces thereby to cogenerate electricity, and provides brokerage, advisory, consulting, and technical services to generators of waste.

     The Company has grown through acquisitions and the start up in October 1995, of a transfer station for the storage of non-hazardous waste. Its operations are conducted through the parent corporation and its wholly owned subsidiaries which are summarized below:

ENTITY                         FUNCTION                            ACQUIRED
- -----------------------------  ---------------------------------  ------------
ERD Waste Corp. ("ERD")        Parent Corporation and                --
                               Operations for Specialty Waste

Environmental Waste            Operates the Company's Incinerator  August, 1994
  Incineration, Inc. ("EWII")

ERD of Illinois, Inc.          Brokerge and waste management       August, 1994
  ("ERD-IL")

Absorbent Manufacturing &      Manufactures absorbent materials   October, 1995
  Technologies, Inc. ("AMTI")

ERD Waste Corp. (Indiana)      Own and operate transfer station   October, 1995
("ERD-IN")                        in Indiana                       (start up)



                                        1

RESULTS OF OPERATIONS:

     The following sets forth the operating data of the company as a percentage of revenues for the periods indicated:

                                      Quarter Ended     Quarter Ended
                                      April 30, 1996    April 30, 1995


Revenues                                  100.0%            100.0%

Cost of Sales                              47.7              37.8
     Gross margin                          52.3              62.2
Selling, general and administrative
      expenses                             27.3              28.3
Depreciation and amortization               3.6               4.5
                                           30.9              32.8

Income from operations                     21.4              29.4
     Other, net                           ( 0.1)            ( 0.1)
Income before income taxes                 21.3              29.3
     Provision for income taxes             8.5              11.3
Net income                                 12.8%             18.0%

     Revenues: For the first quarter of fiscal 1997, revenues increased by $1,729,358 or approximately 77 percent, to $3,984,405, compared to $2,255,047 for the first quarter of fiscal year 1996. The increase was due to 1) growth in the Company's businesses, 2) the October 1995 acquisition pf AMTI, and
3) the start-up in October 1995 of the Company's transfer station. A summary of consolidated revenues by business segment is as follows:

                                    1996      %        1995        %
ERD-Specialty Waste            $  796,266   20.0%  $  378,848   16.8%
    Division

EWII                            1,089,765   27.4    1,156,839   51.3%

ERD-IL                          1,087,405   27.3      719,360   31.9%

AMTI                              846,630   21.2        - -      - -

ERD-IN                            164,339    4.1        - -      - -

                               __________  ______  __________   ______
                               $3,984,405  100.0%  $2,255,047   100.0%


     Included in ERD Specialty Waste division revenues is a $375,000 management fee due from ENSA for pre acquisition professional services provided by the Company.

     Cost of Sales: For the quarter ended April 30, 1996, cost of sales rose $1,048,970 or 123 percent from the same quarter of the prior year. This increase is primarily due to the increase in the Company's sales. In addition, the businesses acquired and started by the Company in October, 1995, operate with higher direct costs as a percentage of sales compared to the Company's other businesses.

     Gross Profit: Gross profit margins on sales declined from 62.2 percent of sales in the first quarter of fiscal 1996 to 52.2 percent in fiscal 1997. The decline in the margin percentage was primarily due to the Company's new acquisitions which operate at lower profit margins; these acquisitions will, however, contribute to an increase in the Company's overall sales and profitability.

     Selling, general, and administrative expenses: Selling, general, and administrative expenses were $1,088,544 or 27.3 percent of sales in the first quarter of fiscal 1997, compared to $637,424 for the first quarter of fiscal 1996. The increases are directly attributable to sales and operating costs associated with the start-up of the Company's transfer station and the acquisition of AMTI and incremental costs incurred in expanding the Company's business. The increases in selling, general, and administrative expenses are directly correlated to the Company's growth in sales.

     Operating income and net income: Income from operations for the quarter ended April 30, 1996 was 853,984, a $190,607 increase over income from operations of $663,377 for the first quarter of the previous year. The increase is primarily attributable to the increase in the Company's revenues in fiscal 1997.

     For the quarter ended April 30, 1996, net income was $508,935 ($0.09 net income per share) as compared to $405,590 ($0.10 net income per share) for the quarter ended April 30, 1996.


Liquidity and Capital Resources:

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

     At April 30, 1996, the Company had working capital of $4,470, as compared to $32,132 at January 31, 1996. Cash declined $1,164,376 over the quarter to $257,838. Cash was utilized to fund $ 475,000 in capital improvements at the company's incinerator and to support the Company's operating growth. Accounts receivable rose $1,050,396 during the quarter to $3,542,127 at April 30, 1995.

     On May 1, 1996 the Company completed the Offer for all outstanding shares of ENSA Common Stock, securing over 90% of the outstanding shares of ENSA Common Stock. On May 5, 1996, the Company paid $7,166,577 to the shareholders of ENSA to complete the acquisition of the ENSA Common Stock purchased through the Offer and the ENSA Preferred Stock acquired through the Stock Purchase Agreement. Funds for the purchase were obtained from a $7.5 million revolving credit loan (See Note 3). An additional $520,000 will be required to purchase the remaining outstanding capital stock of ENSA. In addition, on June 6, 1996, the Company received and additional $4,000,000 loan from its commercial lender. The proceeds were used to fully pay and discharge all principal, interest, fees, and other financial obligations owed by ENSA to its commercial bank.
(See Note 3 to the Financial Statements.)

     The Company is presently seeking other sources of funds needed to complete the payment for the remaining ENSA Common Stock, as well as to provide working capital for the Company. In addition, the Company plans approximately $ 3,500,000 of capital expenditures in the upcoming fiscal year. Among the sources of funds being actively pursued by the Company at this time:

          1) private placement of up to 500,000 shares of common stock;.
          2) replacement of restricted certificates of deposits with payment bonds; and,
          3) subordinated and/or convertible debt financing.

Inflation

     Inflation has not been a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.



                           PART II - OTHER INFORMATION



Item 1     Legal Proceedings.

           None.

Item 2     Changes in Securities.

           None.

Item 3     Defaults Upon Senior Securities.

           None.

Item 4     Submission of Matters to a Vote of Security Holders.

           None.

Item 5     Other Information.

           None.

Item 6     Exhibits and Reports on Form 8-K.

           a) Exhibits - None

           b) Reports on Form 8-K

          On April 17, 1996, the Company filed a Current Report on Form 8-K concerning the $7,000,000 loan facility with Chemical Bank.

          On May 21, 1996, the Company filed a Current Report on Form 8-K concerning the acquisition of Environmental Services of America, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ERD WASTE CORP.
                                  (Registrant)




        Date                             Joseph Wisneski
                                         President



        Date                             Kathleen P. LeFevre
                                         Chief Financial Officer