Form 10-Q
period 1996-07-31
ERD WASTE CORP
filed 1996-09-16
CIK 921512

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(G) OF REGULATION S-T


                           September 16, 1996

VIA FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

     RE: QUARTERLY REPORT ON FORM 10-Q OF ERD WASTE CORP. COMMISSION FILE NO. 33-76200

Dear Sir/Madam:

     On behalf of ERD Waste Corp. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there are enclosed herewith for filing eight (8) copies of the Company's Quarterly Report on Form 10-Q for the quarter ending July 31, 1996 one of which has been manually signed.

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

                                              September 16, 1996

VIA FEDERAL EXPRESS

National Association of Securities
     Dealers, Inc.
Attn: NASDAQ Reports Section
1735 K Street, N.W.
Washington, D.C. 20006-1506

     RE:  QUARTERLY REPORT ON FORM 10-Q OF ERD WASTE CORP.

Dear Sir/Madam:

     On behalf of ERD Waste Corp. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there are enclosed herewith for filing three (3) copies of the Company's Quarterly Report on Form 10-Q for the quarter ending July 31, 1996, one of which has been manually signed.

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

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   July 31, 1996

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________to____________
     Commission file number 33-76200
                            --------

                                 ERD WASTE CORP.



                  (Exact name of registrant as specified in its charter)


           Delaware                               11-3121813
- - -------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
Identification No.)                            Identification No.)



                937 East Hazelwood Avenue, Bldg. 2, Rahway, NJ 07065
                ----------------------------------------------------
                 (Address of principal executive offices) Zip Code)


                                 (908) 381-9229
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X   No
                                           -----

     Number of shares outstanding of the issuer's class of common stock, $.001 par value, as of September 12, 1996: 5,882,782

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES


Item 1 - Financial Statements.
         ---------------------

          ERD Waste Corp. and Subsidiaries Consolidated Financial Statements For the Six and Three Months Ended July 31, 1996 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS


                                                           PAGE #


Index to Financial Statements                                         F-1

Consolidated Balance Sheets - July 31, 1996
        (Unaudited) and January 31, 1996                       F-2 to F-3

Consolidated Statements of Operations - for the
      six months ended July 31, 1996 and 1995 (Unaudited)             F-4

Consolidated Statements of Operations - for the
      three months ended July 31, 1996 and 1995 (Unaudited)           F-5

Consolidated Statements of Cash Flows - for the
     six months ended July 31, 1996 and 1995 (Unaudited)              F-6

Notes to Consolidated Financial Statements                     F-7 to F-9


                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                            July 31,       January 31,
                                              1996             1996
                                           (Unaudited)
                                           ---------------------------
CURRENT ASSETS
     Cash                                  $    64,544      $1,422,214
     Restricted certificates of deposit        800,000         800,000
     Accounts receivable                    11,892,269       2,491,731
     Inventory                                 430,868         160,636
     Other current assets                    3,080,057         168,393
                                            ----------      ----------
          TOTAL CURRENT ASSETS              16,267,738       5,042,974
                                            ----------      ----------

PROPERTY AND EQUIPMENT
     Cost                                   20,558,507      12,305,122
     less: accumulated depreciation          1,562,117         617,547
                                            ----------      ----------
          NET EQUIPMENT                     18,996,390      11,687,575
                                            ----------      ----------

OTHER ASSETS
     Restricted certificates of deposit        950,000         950,000
     Goodwill, less accumulated amortization 9,882,097       1,031,628
     Deferred income taxes                   3,747,796            --
     Covenant not to compete,
        less amortization                      223,998         316,938
     Loan receivable-ENSA                         --           500,000
     Other                                     434,334         315,638
                                            ----------      ----------
           TOTAL OTHER ASSETS               15,238,225       3,114,204
                                            ----------      ----------
TOTAL ASSETS                               $50,502,353     $19,844,753
                                            ==========      ==========



The accompanying notes are an integral part of these financial statements.




                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                July 31,        January 31,
                                                  1996               1996
                                              (Unaudited)
                                              ----------------------------

CURRENT LIABILITIES
     Accounts payable                       $ 6,699,945        $ 1,868,743
     Accrued expenses                         5,502,235          1,130,420
     Bank line of credit                      4,000,000              --
     Notes payable, current portion           2,025,892          1,271,667
     Accrued income taxes                     2,687,494            740,012
                                             ----------         ----------

     TOTAL CURRENT LIABILITIES               20,915,566          5,010,842

LONG TERM DEBT, LESS CURRENT PORTION          9,714,131          1,244,488

DEFERRED INCOME TAXES                             --               250,000

OTHER LIABILITIES                             4,821,631               --
                                             ----------         ----------

TOTAL LIABILITIES                            35,451,328          6,505,330
                                             ----------         ----------

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 2,000,000
       shares, $.001 par value; none issued
       and outstanding                            --                  --
     Common stock, authorized 15,000,000
       shares, $.001 par value; 5,882,782
       and 5,832,782 shares issued and
       outstanding, respectively                  5,883              5,833
     Additional paid in capital              10,556,601         10,356,651
     Retained earnings                        4,488,541          2,976,939
                                             ----------         ----------
     TOTAL STOCKHOLDERS' EQUITY              15,051,025         13,339,423
                                             ----------         ----------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY  $50,502,353        $19,844,753
                                             ==========         ==========


The accompanying notes are an integral part of these financial statements.


                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For Six          For Six
                                   Months Ended     Months Ended
                                  July 31, 1996     July 31, 1995
                                  -------------------------------
REVENUES:

     NET SALES                     $16,948,436        $4,904,949
     INSURANCE PROCEEDS                  --              500,000
                                    ----------         ---------

TOTAL REVENUES                      16,948,436         5,404,949

COST OF SALES                        9,308,667         1,797,291
                                    ----------         ---------

     GROSS PROFIT                    7,639,769         3,607,658
                                    ----------         ---------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES           4,078,967         1,515,938
DEPRECIATION & AMORTIZATION            756,513           202,500
                                    ----------         ---------
                                     4,835,480         1,718,438
                                    ----------         ---------

   INCOME FROM OPERATIONS            2,804,289         1,889,220
                                    ----------         ---------

OTHER, NET                              55,679            18,331
INTEREST EXPENSE                    (  358,529)       (    8,395)
                                    ----------         ---------

   TOTAL OTHER                       ( 302,850)            9,936
                                    ----------         ---------

   INCOME BEFORE
      INCOME TAXES                   2,501,439         1,899,156

PROVISION FOR INCOME TAXES             989,837           721,000
                                     ---------         ---------

   NET INCOME                       $1,511,602        $1,178,156
                                     =========         =========

INCOME PER SHARE

   NET INCOME
       PER COMMON SHARE             $     0.26        $     0.23
                                     =========         =========

   WEIGHTED AVERAGE NUMBER
      OF SHARES                      5,925,090         5,048,330
                                     =========         =========

   The accompanying notes are an integral part of these financial statements.


                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     For Three           For Three
                                   Months Ended         Months Ended
                                   July 31, 1996        July 31, 1995
                                   -----------------------------------
REVENUES:

     NET SALES                     $12,964,031          $2,649,902
     INSURANCE PROCEEDS                --                  500,000
                                    ----------           ---------

TOTAL REVENUES                      12,964,031           3,149,902

COST OF SALES                        7,407,452             945,046
                                    ----------           ---------

     GROSS PROFIT                    5,556,579           2,204,856
                                    ----------           ---------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES           2,990,423             878,514
DEPRECIATION & AMORTIZATION            615,851             100,500
                                    ----------           ---------
                                     3,606,274             979,014
                                    ----------           ---------

   INCOME FROM OPERATIONS            1,950,305           1,225,842
                                    ----------           ---------

OTHER,  NET                             60,728              18,331
INTEREST EXPENSE                    (  358,529)         (    4,607)
                                    ----------          ----------

   TOTAL OTHER                      (  297,801)             13,724
                                    ----------          ----------

   INCOME BEFORE
      INCOME TAXES                   1,652,504           1,239,566

PROVISION FOR INCOME TAXES             649,837             467,000
                                     ---------           ---------

   NET INCOME                       $1,002,667          $  772,566
                                     =========           =========

INCOME PER SHARE

   NET INCOME
        PER COMMON SHARE            $     0.17          $     0.14
                                     =========           =========
   WEIGHTED AVERAGE NUMBER
      OF SHARES                      5,942,400           5,558,250
                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Six Months Ended July 31,
                                                   1996          1995
                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                      $1,511,602     $1,178,156
                                                 ---------      ---------
Adjustment to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                756,513        202,500

Changes in assets and liabilities:
    (Increase)Decrease in receivables           (1,597,782)       156,156
    (Increase)Decrease in prepaid expenses
       and advances                                  -         (1,180,715)
    (Increase) in inventory                       (270,232)          -
    (Increase)Decrease in other current
       assets                                   (1,725,522)       (73,883)
    (Increase)Decrease in other assets            (711,321)      (127,187)
    Increase(Decrease) in accounts payable         123,576       (600,818)
    Increase(Decrease) in accrued expenses         272,033       (123,414)
    Increase(Decrease) in other liabilities       (493,369)          -
    Increase(Decrease) in income taxes
        payable                                  1,864,186        194,000
                                                 ---------      ---------
Total adjustments and changes in assets and
       liabilities                              (1,781,918)    (1,553,361)
                                                 ---------      ---------
NET CASH (USED) PROVIDED BY OPERATING
       ACTIVITIES                               (  270,316)      (375,205)
                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in plant and equipment              (1,409,000)      (850,140)
   Cash paid to acquire ENSA                    (7,756,557)          -
                                                 ---------      ---------
NET CASH (USED) FOR INVESTING ACTIVITIES        (9,165,557)      (850,140)
                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of Common Stock            -        12,471,810
    Decrease in deferred registration costs           -           201,011
    Increase (Decrease) in debt                  8,078,203     (8,660,717)
                                                 ---------     ----------
 NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                  8,078,203      4,012,104
                                                 ---------     ----------
NET INCREASE (DECREASE) IN CASH                 (1,357,670)     2,786,759

CASH, at beginning of period                     1,422,214        280,458
                                                 ---------      ---------
CASH, at end of period                          $   64,544     $3,067,217
                                                 =========      =========

    The accompanying notes are an integral part of these financial statements

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation:
         ----------------------

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

Note 2 - Acquisition of Environmental Services of America, Inc. ("ENSA")
         ---------------------------------------------------------------

      On May 5, 1996, ENSA Acquisition Corp. ("EAC"), a wholly owned subsidiary of the Company, acquired approximately 93% of the Company's outstanding common stock through a tender offer whereby the shareholders of ENSA received $1.66 for each share owned. The Company intends to purchase the remaining outstanding shares of ENSA in a subsequent "mop up". The total cost of the acquisition is currently estimated at $10,000,000 which includes amounts paid to shareholders of ENSA and related legal and other professional costs incurred in completing the transaction. The transaction is accounted for as a purchase, and the financial results of ENSA are reported prospectively beginning in May, 1996.

      In connection  with its  execution of  a merger agreement  with ENSA,  the
Company provided a $500,000 loan to ENSA for working capital purposes. In addition, included in revenues for the quarter ended April 30, 1996, is a $375,000 management fee due from ENSA for pre acquisition professional services provided by the Company.

     The net assets of ENSA at the time of acquisition, after adjustment for environmental, accounts receivable, legal, and other reserves were $1,102,949. The allocation of the purchase price and estimates of certain liabilities is subject to revision.

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

The following summarized proforma financial information assumes the acquisitions occurred at February 1, 1995, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                    Six Months Ended         Six Months Ended
                                     July 31, 1996            July 31, 1995

                                    -----------------------------------------
Net sales                              $23,922,369             $24,269,036
                                        ==========              ==========
Net income                             $   443,916             $    58,409
                                        ==========              ==========
Income per common share                $       .07             $       .01
                                        ==========              ==========

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3 - Financing:
         ----------

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

      The Revolving Facility will be available until April 1, 1998 (the "Conversion Date"), at which time, all outstanding principal and accrued interest under the Revolving Facility shall be due and payable. At that time, the revolving loan will be converted into a term loan in an amount equal to the lesser of the Bank's Commitment or the aggregate principal amount of Revolving Loans then outstanding. The maturity date of the Term Loan is the third anniversary date of the Conversion Date. The proceeds of the Term Loan are to be used by ERD exclusively to satisfy obligations to the Bank under any Revolving Loans existing at the Conversion Date.

      Additionally, on June 6, 1996, the Company received an additional $4,000,000 loan from its commercial lender. The proceeds of this loan were used to fully pay and discharge all principal, interest, fees and other financial obligations owed by ENSA to its commercial bank. The borrowing is secured by a $4.4 million letter of credit by a separate corporation (the "Accommodating Party") of which the Chairman and CEO of ERD is also the Chairman and CEO. In consideration of the Accommodating Party obtaining the letter of credit, the Company agreed to (i) pay interest and other charges to the Accommodating Party, for so long as the Letter of Credit remains outstanding, in amounts equal to amounts of interest or other charges paid by the Accommodating Party to Citibank, N.A. in connection with the Letter of Credit or any payments made by Citibank, N.A. thereunder; (ii) pay all fees and disbursements of the
Accommodating Party, including $10,000 of legal fees to the Accommodating Party's counsel; and (iii) pay fair and adequate consideration to the Accommodating Party. In initial discussions the Accommodating Party contemplated the issuance by the Company of a number of shares of its common stock tentatively set at 100,000. The Company intends to seek the appointment of a qualified independent investment banker to determine whether or not the contemplated issuance of common stock represents fair and adequate consideration and whether or not a form of consideration other than common stock would be more appropriate. As security for the obligations of the Company under the Financial Accommodations Agreement, ENSA and certain of its subsidiaries have agreed to grant to the Accommodating Party a security interest in all of their machinery and equipment.

Note 4 - Loan From Principal:
         --------------------

      During the second quarter of fiscal 1997, the Company's President and Chief Operating Officer loaned the Company $642,949. The advances are secured by notes in the amount of $500,000 and $100,000 from the Company bearing an interest rate comparable to the rate charged by its commercial bank. Interest and principal are due in full at maturity on July 12, 1998 and on June 10, 1998 for the $500,000 note and the $100,000 note respectively.

                                 ERD WASTE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 5 - Subsequent Event:
         -----------------

      On September 4, 1996, the Company received a complaint from the New York State Department of Environmental Conservation ("NYSDEC") citing a number of the alleged violations at the facility and its intent to close the facility. The NYSDEC complaint seeks $500,000 in penalties, closure of the facility and revocation of the facility's air pollution control and solid waste management permits.

     The Company believes that its operation have been in substantial compliance and intends to vigorously contest the claims asserted by NYSDEC.

     In the financial statements, no provision has been made for loss resulting from potential closure of the facility or for expenses of the proceedings relating thereto. The Company's net book value of property, plant, and equipment at the facility at July 31, 1996 is $11,987,000. During the second quarter of fiscal year 1996, the facility reported $1,692,183 (13 percent) in sales and contributed $387,093 (23 percent) to net income before taxes.

Note 6 - Public Offering of Stock:
         -------------------------

     On May 17, 1995, the Company publicly offered two million shares of its common stock for sale pursuant to the prospectus contained in the Registration Statement. The closing took place on May 25, 1995. Proceeds of the offering, net of Underwriters discounts and expenses related to the offering were $11.7 million. Debt, expenses and obligations of the Company totaling approximately $10 million were paid from the proceeds; the remainder was used for working capital and capital construction.

PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------

     The Company is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste and hazardous waste and provides brokerage, advisory, consulting and technical services to generators of waste. ERD incinerates municipal solid wastes, and used oil filter fiber utilizing the steam produced thereby to cogenerate electricity. The Company owns and operates three strategically located RCRA part B permitted Treatment, Storage and Disposal Facilities and provides environmental services including: consulting; technical contracting; site remediation; indoor and outdoor air quality testing and monitoring services and equipment; and technical support services related to all of the foregoing. The Company also manufactures absorbent products for use in various industrial, marine, automotive and janitorial applications.

     The Company has grown primarily through acquisitions. Its operations are conducted through the parent corporation and its wholly owned subsidiaries which are summarized below:

                                                                Acquired
                                                                --------

ERD Waste Corp. ("ERD")       Parent Corporation and
                              Operations for Specialty Waste      - -

Environmental Waste           Operates the Company's             August, 1994
Incineration Inc. ("EWII")    incinerator

ERD of Illinois, Inc.         Brokerage and waste management     August, 1994
("ERD-IL")                    consulting

Absorbent Manufacturing &     Manufactures absorbent materials  October, 1995
Technologies, Inc.("AMTI")

ERD Waste Corp. (Indiana)     Own and operate transfer station  October, 1995
("ERD-IN")                    in Indiana                        start up

     On May 5, 1996, the Company acquired more than 90% of the capital stock of Environmental Services of America, Inc., ("ENSA") and is conducting its operations through the following wholly owned subsidiaries of ENSA:

Northeast Environmental Services, Inc.       Part-B permitted treatment,
                                             storage and disposal facility

Environmental Services of America-IN, Inc.   Part-B permitted treatment,
                                             storage and disposal facility

Environmental Services of America-MO, Inc.   Part-B permitted treatment,
                                             storage and disposal facility

ERD Environmental, Inc.                      Environmental consulting and
(formerly ENSA Environmental, Inc.)          technical engineering, remediation,
                                             and contracting

Tri-S, Incorporated                          Transportation services

RESULTS OF OPERATIONS:


     The following table sets forth the operating data of the company as a percentage of revenues for the periods indicated:


                                    Six Months Ended      Three Months Ended
                                       July 31,                July 31,
                                    ----------------------------------------

                                     1996       1995         1996       1995
                                     ----       ----         ----       ----
Revenues                             100.0%      100.0%      100.0%     100.0%

Cost of sales                         54.9        33.3        57.1       30.0
                                     -----       -----       -----      -----
  Gross margin                        45.1        66.7        42.9       70.0
                                     -----       -----       -----      -----
Selling, general and administrative
      expenses                        24.1        28.0        23.1       27.9
Depreciation and amortization          4.5         3.7         4.8        3.2
                                     -----       -----       -----      -----
                                      28.6        31.7        27.9       31.1
                                     -----       -----       -----      -----

Income from operations                16.5        35.0        15.0       38.9
     Other, net                        1.7       ( 0.1)        2.3        0.5
                                     -----       -----       -----      -----
Income before income taxes            14.8        35.1        12.7       39.4
       Provision for income taxes      5.9        13.3         5.0       14.9
                                     -----       -----       -----      -----
Net income                             8.9%       21.8%        7.7%      24.5%
                                     =====       =====       =====      =====

     Revenues:    For  the   second  quarter  of  fiscal  1997,   revenues  were
     ---------
$12,964,031, an increase of $9,814,129 over revenues from the same quarter of the previous year. The increase in sales was primarily due to the May, 1996 acquisition of more that 90 percent of the outstanding common stock of Environmental Services of America, Inc., which generated revenues of $9,041,101. In addition, sales rose due to 1) growth in the Company's existing businesses, and 2) the October 1995 acquisition of AMTI.

A summary of consolidated revenues by business segment is as follows:

                                       Six Months Ended    Six Months Ended
                                         July 31,1996        July 31, 1995
                                       ------------------------------------
                                          $         %         $         %
                                      --------- -----    ---------  -----
ERD-Specialty Waste Div.            $ 1,162,422   6.9%  $  836,638   17.1%

EWII                                  2,440,792  14.4%   2,551,304   52.0%

ERD-IL                                2,200,824  13.0%   1,517,007   30.9%

AMTI                                  1,640,887   9.7%         --     0.0%

ERD-IN                                  462,410   2.7%         --     0.0%

TSD Facilities                        3,003,863  17.7%         --     0.0%

Consulting                            4,791,136  28.3%         --     0.0%

Remediation                           1,246,102   7.3%         --     0.0%
                                     ---------- -----     --------- -----
                                    $16,948,436 100.0%   $4,904,949 100.0%
                                     ========== =====     ========= =====

                                    Three Months Ended   Three Months Ended
                                       July 31,1996        July 31, 1995
                                    ---------------------------------------

ERD-Specialty Waste Div.           $   366,156   2.8%   $ 457,790   17.3%

EWII                                 1,351,027  10.4%   1,394,465   52.6%

ERD-IL                               1,113,419   8.6%     797,647   30.1%

AMTI                                   794,257   6.1%         --     0.0%

ERD-IN                                 298,071   2.3%         --     0.0%

TSD Facilities                       3,003,863  23.2%         --     0.0%

Consulting                           4,791,136  37.0%         --     0.0%

Remediation                          1,246,102   9.6%         --     0.0%
                                    ---------- -----     --------- -----
                                   $12,964,031 100.0%   $2,649,902 100.0%
                                    ========== =====     ========= =====

     Included in ERD Specialty Waste division first quarter revenues a $375,000 management fee due from ENSA for pre acquisition services provided by the Company.

     Cost of  Sales:  For  the quarter ended July  31, 1996, cost  of sales rose
     ---------------
$6,462,406. The increase is primarily due to the increased sales. In addition, the businesses started and acquired by the Company over the last year operate with higher direct costs as a percentage of sales compared to the Company's other businesses.

     Gross Profit:  Compared to the same quarter of the prior year, gross profit
     -------------
on sales increased $3,351,723 to $5,556,579 in the second quarter of fiscal 1997, as a result of the increase in sales. Gross profit margins declined, however, from 70 percent of sales to 42.9 percent of sales. The decline in the margin percentage was primarily due to the Company's new acquisitions which operate at lower profit margins.

     Selling, general, and administrative expenses: Selling, general, and administrative expenses were $2,990,423 in the second quarter of fiscal 1997, compared to $878,514 in the same quarter of the previous fiscal year. As a percentage of sales, selling, general and administrative expenses declined from
27.9 percent in the second quarter of fiscal 1996 to 23.1 percent in the second quarter of fiscal 1997.

     The Company reduced operating expenses as a percentage of sales by staff reductions, consolidation of duplicative administrative/accounting departments, and the implementation of strict fiscal controls at the acquired entities. Similar efforts are expected to continue.

     Depreciation  and amortization:   Depreciation  and amortization  rose from
     -------------------------------
$100,500 in the second quarter of fiscal 1996 to $615,851 in fiscal 1997. The ENSA acquisition added approximately $8,800,000 to goodwill, which is being amortized over 30 years. In addition, depreciation expense on assets acquired from ENSA amounted to $328,000 for the quarter.

     Interest expense:  Interest expense rose $353,922 in  the second quarter of
     -----------------
fiscal 1997 as compared to the same quarter of fiscal 1996. The increase in interest expense is primarily due to 1) additional bank borrowings of
$11,500,000 during the current quarter, and 2) indebtedness of ENSA of approximately $1,039,000 which the Company assumed upon acquisition.


     Net Income:   For  the  six months  ended July  31,  1996, net  income  was
     -----------
$1,511,602 ($0.26 per share) as compared to $1,178,156 ($0.23 per share) for the for six months ended July 31, 1995. Net income for the second quarter of fiscal 1997 was $1,002,667 ($0.17 per share), a 30 percent increase over net income of $772,566 ($0.14 per share) for the second quarter of fiscal 1996.

The increase is primarily attributable to the increase in the Company's revenues.


LIQUIDITY AND CAPITAL RESOURCES:
================================

     On May 1, 1996 the Company completed the Offer for all outstanding shares of ENSA Common Stock, securing over 90% of the outstanding shares of ENSA Common Stock. On May 5, 1996, the Company paid $7,166,577 to the shareholders of ENSA to complete the acquisition of the ENSA Common Stock purchased through the Offer and the ENSA Preferred Stock acquired through the Stock Purchase Agreement. Funds for the purchase were obtained from a $7.5 million revolving credit loan (See Note 3 to the financial statements). An additional $520,000 will be required to purchase the remaining outstanding capital stock of ENSA. In addition, on June 6, 1996, the Company received an additional $4,000,000 loan from its commercial lender. The proceeds were used to fully pay and discharge all principal, interest, fees, and other financial obligations owed by ENSA to its commercial bank. (See Note 3 to the financial statements.)

     On July 31, 1996, the Company had a working capital shortfall of $4,647,828, as compared to working capital of $32,132 at January 31, 1996. Included in the working capital is a $4,000,000 short-term loan due in full on
June  2, 1997.   Cash  declined $1,357,670  over the  six months   to  $64,544.
During the six months, the largest uses of cash were 1) the May 5, 1996 acquisition of Environmental Services of America and 2) capital expenditures of $1,409,000, of which $564,000 were improvements at the Company's incinerator.

     The Company is presently seeking other sources of funds needed to complete the purchase of the remaining ENSA Common Stock, as well as to provide necessary working capital for the Company. In addition, the Company plans an additional approximately $1,500,000 of capital expenditures in the upcoming fiscal year. Among the sources of funds being pursued by the Company are:

          1) additional funding from commercial banks;
          2) private placement of common stock;
          3) replacement of restricted certificates of deposits with payment bonds; and,
          4) subordinated and/or convertible debt financing.

     As discussed in Note 5 to the financial statements, the Company may be subject to a penalty of $500,000 due to the action by the New York State Department of Environmental Conservation. At this time, the Company cannot determine the amount (if any) or the timing of the fine payment which may be required with regard to the NYSDEC action.

     It is not possible to estimate the impact that the NYSDEC action will have on the Company's ability to obtain necessary financing.
Inflation

Inflation:
==========

     Inflation has not been a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.

                           PART II - OTHER INFORMATION


Item 1     Legal Proceedings.
           ------------------

     On September 4, 1996, the Company received a Complaint from the New York State Department of Environmental Conservation ("NYSDEC") citing a number of violations at the facility and its intent to close the facility. The NYSDEC Complaint seeks $500,000 in penalties, closure of the facility and revocation of the facility's air pollution control and solid waste management permits. The Company believes that its facility has been in substantial compliance with applicable regulations and its permits and will vigorously contest the claims asserted by NYSDEC.

     On June 14, 1996, Jon Colin, the former President and Chief Executive Officer of ENSA, filed a Demand for Arbitration with the American Arbitration Association in New York City seeking $675,000 in salary under an alleged Employment Agreement and a declaration that a certain Stock Option Agreement is valid and binding on the Company, and that options for 300,000 shares under that Option Agreement, with an exercise price of $8.375 per share, be deemed fully vested. The Demand also seeks interest, attorneys fees, and "compensatory punitive damages". The Company has denied that the alleged Employment Agreement and Stock Option Agreement are enforceable obligations of the Company and has sought an order in the Supreme Court of the State of New York, New York County, permanently enjoining the arbitration proceeding. Mr. Colin has opposed the application for the injunction and a decision had not yet been made on the application for the permanent injunction as of September 12, 1996.

     On July 12, 1996, Mr. Colin filed another Demand for Arbitration with the American Arbitration Association in Newark, New Jersey. This Demand for Arbitration seeks termination benefits under an Employment Agreement allegedly entered into on January 1, 1994 with ENSA in the amount of $400,000, along with interest and attorneys fees. The Company believes that it has valid defenses and counterclaims in respect of Mr. Colin's entitlement to such benefits pursuant to that Employment Agreement.

     A Complaint  captioned 5200  Enterprises, Ltd.  v. Hasnas, Empire  Electric
                            ----------------------------------------------------
Co.,  Wastex   Industries,  Inc.   ENSI,  Inc.,  Environmental   Services,  Inc.
- - --------------------------------------------------------------------------------
Enviropact,  Inc.,   Enviropact   Northeast,  Inc.,   Professional   Engineering
- - --------------------------------------------------------------------------------
Associates,  Inc. and Elias was commenced in  the Supreme Court of Kings County,
- - ---------------------------
New York on February   16, 1989.  This is an  action by the owner of a  building
against the prior owner and all persons  and companies hired by the prior  owner to  clean  up contamination  existing  on the  property  prior to  sale  and, in
connection therewith,  to conduct  certain tests.   The  suit contends that  the
clean up and/or the testing, some  of which was done by an ENSA  subsidiary, was conducted negligently,  and  that  misrepresentations were  made  by  the  owner concerning  the true level of  remaining contamination, and  seeks $3.5 million.
The  Company is  defending the  suit vigorously.   The  Company is  also seeking
indemnity from co-defendants for any liability.

     On July 11, 1996, Pappalardo Associates filed a Complaint in Superior Court, Tolland County, Connecticut alleging that Tri-S, Inc. a subsidiary of ENSA, failed to make timely payments of its monthly rent of $7,451 since May 1, 1996 under its lease of premises located at 25 Pinney St., Ellington, Connecticut. The Complaint seeks possession of the premises along with payment of fair rental value. Tri-S has disputed its obligations under the lease and is negotiating a possible resolution of the dispute.

     On June 2, 1995, Northeast Environmental Services, Inc. (NES), a subsidiary of ENSA, and Robert Miller, its President, were charged with violation of New York State's Environmental Conservation and Penal Laws in an indictment filed in the Ontario County Court, Canastota, New York. The charges stem from NES's transportation, between June and October 1992, of approximately 65 drums of hazardous material from a facility of its customer in Rochester, New York, to another facility of the customer located in Geneva, New York. Both NES and Mr. Miller have denied any wrongdoing in connection with these shipments. The trial is set for late September of 1996.

Item 2     Changes in Securities.
           ----------------------
           None.

Item 3     Defaults Upon Senior Securities.
           --------------------------------
           None.

Item 4     Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------
           None.

Item 5     Other Information.
           ------------------
           None.

Item 6     Exhibits and Reports on Form 8-K.
           ---------------------------------
           a) Exhibits - None

           b) Reports on Form 8-K

           On July 11, 1996, the Company filed a form 8-K/A amending its May 21, 1996 Report on Form 8-K, concerning the acquisition of Environmental Services of America, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ERD WASTE CORP.
                                 ---------------
                                  (Registrant)



 September 16, 1996                       s/s Joseph Wisneski
- - -------------------                       --------------------------
        Date                              Joseph Wisneski
                                          President



 September 16, 1996                       s/s Kathleen P. LeFevre
- - -------------------                       --------------------------
        Date                              Kathleen P. LeFevre
                                          Chief Financial Officer