Form 10-Q
period 1996-12-31
ERD WASTE CORP
filed 1997-02-21
CIK 921512

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   December 31, 1996

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________to_____________
          Commission file number 33-76200

                                 ERD WASTE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                               11-3121813
    -------------------------------         ------------------------
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

     Number of shares outstanding of the issuer's class of common stock, $.001 par value, as of February 14, 1997: 6,751,270



                                 ERD WASTE CORP.
                                AND SUBSIDIARIES


Item 1 - Financial Statements.
         ---------------------
          ERD Waste Corp. and Subsidiaries Consolidated Financial Statements for the three months ended December 31, 1996 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS


                                                              PAGE #
                                                              ------

Index to Financial Statements                                    F-1

Consolidated Balance Sheets - December 31, 1996
      (Unaudited) and September 30, 1996                         F-2

Consolidated Statements of Operations - for the
     three months ended December 31, 1996 and 1995 (Unaudited)   F-3


Consolidated Statements of Stockholders' Equity -
     December 31, 1996 (Unaudited) and September 30, 1996        F-4

Consolidated Statements of Cash Flows - for the
     three months ended December 31, 1996 and 1995 (Unaudited)   F-5

Notes to Consolidated Financial Statements                       F-6


                        ERD WASTE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             December 31,       September 30,
                                                 1996               1996
                                             ------------       -------------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $      75,410       $        61,725
  Restricted certificates of deposit          1,606,426             1,655,363
  Accounts receivable, less allowance
    for doubtful accounts of $1,101,829
     and $1,042,833 respectively             10,794,438            11,631,456

  Prepaid expenses and other current assets   1,611,689             1,991,860
  Inventory                                     370,903               335,595
  Deferred income taxes                         750,000               750,000
                                             ----------            ----------
              TOTAL CURRENT ASSETS           15,208,866            16,425,999
                                             ----------            ----------

PROPERTY, PLANT and EQUIPMENT, less accumulated
  depreciation of $650,563 and $458,902
  respectively                                8,477,036             8,315,235
                                             ----------            ----------
OTHER ASSETS:
  Goodwill, less accumulated amortization     9,705,673             9,800,045
  Covenants not to compete,
    less accumulated amortization               200,665               214,665
  Deferred tax benefit, less current portion  6,905,408             7,052,069
                                             ----------            ----------
                 TOTAL OTHER ASSETS          16,811,746            17,066,779
                                             ----------            ----------

                                         $   40,497,648        $   41,808,013
                                             ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    7,337,079        $    8,863,276
  Accrued expenses and taxes payable          4,625,432             5,197,162
  Current portion- notes payable              2,083,432             2,046,885
                                             ----------            ----------
           TOTAL CURRENT LIABILITIES         14,045,943            16,107,323
                                             ----------            ----------

LONG-TERM DEBT, less current portion         14,205,683            14,255,499
                                             ----------            ----------

OTHER LONG TERM PAYABLES                      4,963,000             5,088,000
                                             ----------            ----------
COMMITMENTS and CONTINGENCIES                      -                     -
                                             ----------            ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares, $.001 par value; none issued
   and outstanding                                 -                     -
  Common stock, authorized 15,000,000
    shares, $.001 par value;
    6,354,602 and 5,882,782 shares issued
    and outstanding, respectively                 6,355                 5,883
  Additional paid in capital                 11,336,941            10,556,550
  Retained earnings (deficit)                (4,060,274)           (4,205,242)
                                             ----------            ----------
             TOTAL STOCKHOLDERS' EQUITY       7,283,022             6,357,191
                                             ----------            ----------

                                          $  40,497,648        $   41,808,013
                                             ==========            ==========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months ended
                                                            December 31,
                                                         1996         1995
                                                         ----         ----
REVENUES:
     Net sales                                     $  8,995,567   $  3,293,518

COST OF SALES                                         5,111,979        855,523
                                                      ---------      ---------

     GROSS PROFIT                                     3,883,588      2,437,995
                                                      ---------      ---------

OPERATING EXPENSES:
     Selling, general and
         administrative expenses                      3,128,334      1,513,038
     Depreciation                                       191,661        110,430
     Amortization                                        94,372         23,331
                                                      ---------      ---------
     TOTAL OTHER OPERATING EXPENSES                   3,414,367      1,646,799
                                                      ---------      ---------
INCOME FROM OPERATIONS                                  469,221        791,196
                                                      ---------      ---------
OTHER INCOME AND EXPENSES:
     Interest and dividend income                        22,845         52,651
     Interest expense                                  (314,427)       (33,762)
     Other, net                                          63,974         16,651
                                                      ---------      ---------
     TOTAL OTHER INCOME AND EXPENSES                   (227,608)        35,540
                                                      ---------      ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    241,613        826,736

PROVISION FOR INCOME TAXES                               96,645        404,031
                                                      ---------      ---------
INCOME FROM CONTINUING OPERATIONS                       144,968        422,705
                                                      ---------      ---------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ - , and
        $124,850 respectively                             -            187,270
                                                      ---------      ---------
     INCOME FROM
        DISCONTINUED OPERATIONS                           -            187,270
                                                      ---------      ---------
NET INCOME                                         $    144,968   $    609,975
                                                      =========      =========

INCOME PER SHARE:

     INCOME FROM
       CONTINUING OPERATIONS                       $       0.03   $       0.07
                                                      =========      =========
     INCOME FROM
       DISCONTINUED OPERATIONS                     $       -      $       0.03
                                                      =========      =========
     NET INCOME
       PER COMMON SHARE                            $       0.03   $       0.10
                                                      =========      =========
     WEIGHTED AVERAGE
       NUMBER OF SHARES                               5,887,910      5,817,524
                                                      =========      =========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            RETAINED
                              COMMON STOCK        PAID IN   EARNINGS
                          SHARES      AMOUNT      CAPITAL   (DEFICIT)    TOTAL
                        ---------   ---------  ----------- ---------- --------

BALANCE-
  JANUARY 31, 1995      3,837,500  $  3,838  $   169,266 $  749,308$   922,412

  COMMON SHARES
   ISSUED IN CONNECTION
   WITH PUBLIC OFFERING 2,250,000     2,250   12,110,720     -      12,112,970

  REACQUISITION OF
   COMMON  SHARES        (300,000)     (300)  (2,018,600)  (131,100)(2,150,000)

  ISSUANCE OF COMMON
   SHARES IN CONNECTION
   WITH THE ACQUISITION
   OF EATS, INC.           45,282        45      226,365      -        226,410

  NET INCOME                 -            -          -    2,227,631  2,227,631
                        ---------  --------  ----------- ---------- ----------
BALANCE-
  JANUARY 31, 1996      5,832,782     5,833   10,487,751 12,845,839 13,339,423

ISSUANCE OF
   COMMON STOCK            50,000        50       68,799     -          68,849

  NET  INCOME (LOSS)         -            -          -   (7,051,081)(7,051,081)
                        ---------  --------  ----------- ----------- ---------
BALANCE-
  SEPTEMBER 30, 1996    5,882,782     5,883   10,556,550 (4,205,242) 6,357,191

ISSUANCE OF
  COMMON STOCK            471,820       472      780,391       -       780,863

NET INCOME                   -           -           -      144,968    144,968
                        ---------  --------  ----------- ----------- ---------
BALANCE-
  DECEMBER 31, 1996     6,354,602    $6,355  $11,336,941$(4,060,274)$7,283,022
                        =========  ========  =========== =========== =========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                        ERD WASTE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                       $     144,968  $   609,975
                                                      ----------    ---------
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
   DEPRECIATION                                          191,661      110,430
   AMORTIZATION                                           94,372       23,331
   PROVISION FOR DEFERRED
    INCOME TAX                                           146,665          -
   ISSUANCE FOR COMMON STOCK
    FOR SERVICES                                              -        68,849

  CHANGES IN ASSETS AND LIABILITIES
   (NET OF EFFECTS FROM PURCHASE OF ENSA):
  (INCREASE) DECREASE IN
    ACCOUNTS RECEIVABLE                                  837,018     (351,043)
  (INCREASE) IN INVENTORY                               ( 35,308)     104,183
  (INCREASE) DECREASE IN
    PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                                 380,171      767,912
  (INCREASE) DECREASE IN OTHER ASSETS                     13,996      (91,001)
  INCREASE (DECREASE) IN
    ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                  (2,097,927)     963,621
  INCREASE IN INCOME
    TAXES PAYABLE                                             -      (112,805)
                                                      ----------   ----------
                                                        (469,352)   1,483,477
                                                      ----------   ----------
NET CASH PROVIDED BY (USED IN)
    OPERATING  ACTIVITIES                               (324,384)   2,093,452
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                  (353,462)    (503,134)
                                                      ----------   ----------
                                                        (353,462)    (503,134)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 NOTES PAYABLE                                          (138,269)  (3,418,903)
 ISSUANCE OF COMMON STOCK                                780,863      226,365
 DECREASE IN
   RESTRICTED CERTIFICATES
   OF DEPOSIT                                             48,937    1,750,000
                                                       ---------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                691,531   (1,442,538)
                                                       ---------   ----------
NET INCREASE IN CASH                                      13,685      147,780

CASH, AT  BEGINNING OF PERIOD                             61,725    1,102,559
                                                       ---------    ---------
CASH, AT END OF  PERIOD                              $    75,410   $1,250,339
                                                       =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR:
  INTEREST                                           $   314,427   $   33,762
                                                       =========    =========
  INCOME TAXES PAID                                  $      -      $      -
                                                       =========    =========


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

       The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the eight months ended September 30, 1996, which is incorporated herein by reference.

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

The following summarized proforma financial information assumes the acquisitions occurred at October 1, 1995, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                 Three Months Ended       Three Months Ended
                                  December 31, 1996        December 31, 1995
                                  -----------------        -----------------
Net sales                          $  8,995,567                $11,936,090
                                    ===========                 ==========
Net income                         $    144,968                $   263,142
                                    ===========                 ==========
Income per common share            $        .03                $       .05
                                    ===========                 ==========


Note 3 - Loan From Principal:

      During the quarter ended December 31, 1996, the Company's Chairman and Chief Executive Officer loaned the Company $300,000. The advance is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank.

Note 4 - Subsequent Event

      In February 1997, the Company borrowed $500,000 from an affiliate of its Chairman and Chief Executive Officer. The loan is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank.

Note 5 - Private Offering of Stock

     In December 1996, the Company commenced a private offering if its common stock in the form of Units. The private placement calls for the sale of up to 150 Units (but not less than 20 Units) at a price of $25,000 per Unit. The Units consist of a number of common shares and an equal number of warrants to purchase common shares. The number of shares (and warrants) is to be determined by dividing the purchase price per Unit by 90% of the average closing bid price for the Company's common stock for the ten trading days immediately preceeding the date of the closing of the offering.


PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations

     The Company is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste and hazardous waste and provides brokerage, advisory, consulting and technical services to generators of waste. The Company owns and operates three strategically located RCRA part B permitted Treatment, Storage and Disposal Facilities and provides environmental services including: consulting, technical contracting, tank management, site remediation, indoor and outdoor air quality testing and monitoring services and equipment; and technical support services related to all of the foregoing. The Company also manufactures absorbent products for use in various industrial, marine, automotive and janitorial applications and recently began recycling oil filters.

Results of Operations:


     The following table sets forth the operating data of the company as a percentage of revenues for the periods indicated:


                                              Three Months Ended
                                                  December 31,
                                                1996       1995
		                               ------     ------

Revenues                                       100.0%     100.0%

Cost of sales                                   56.8       26.0
                                               ------     ------
  Gross margin                                  43.2       74.0
                                               ------     ------
Selling, general and administrative
      expenses                                  34.8       45.9
Depreciation and amortization                    3.2        4.1
                                               ------     ------
                                                38.0       50.0
                                               ------     ------

Income from operations                           5.2       24.0
     Other, net                                  2.5        1.1
                                               ------     ------
Income before income taxes                       2.7       25.1
          Provision for income taxes             1.1       12.3
                                               ------     ------
Net income from continuing operations            1.6       12.8
Discontinued operations                           -         5.7
                                               ------     ------
Net income                                       1.6%      18.5%
                                               ======     ======

     Revenues: For the first quarter of fiscal 1997, revenues were $8,995,567, an increase of $5,702,049 over revenues from the same quarter of the previous year. The increase in sales was primarily due to the May, 1996 acquisition of more that 90 percent of the outstanding common stock of Environmental Services of America, Inc.

A summary of consolidated revenues by business segment is as follows:

                                    Three Months Ended  Three Months Ended
                                     December 31,1996    December 31, 1995
                                    ------------------  ------------------
                                        $         %         $         %
                                    --------- --------  --------- --------
ERD-IL                                400,929   4.5%    2,611,760   79.3%

AMTI                                  296,808   3.3%      520,376   15.8%

ERD-IN                                650,000   7.2%      161,382    4.9%

TSD Facilities                      2,992,402  33.3%         --      0.0%

Consulting                          3,682,424  40.9%         --      0.0%

Remediation                           973,004  10.8%         --      0.0%
                                    --------- --------  --------- --------
                                   $8,995,567 100.0%   $3,293,518  100.0%
                                    ========= ========  ========= ========


                                        2


     Cost of Sales: For the quarter ended December 31, 1996, cost of sales rose $4,256,456 over the comparable period for the prior year. The increase is primarily due to the increased sales. In addition, the businesses started and acquired by the Company over the last year operate with higher direct costs as a percentage of sales compared to the Company's other businesses.

     Gross Profit: Compared to the same quarter of the prior year, gross profit on sales increased $1,445,593 to $3,883,588 in the first quarter of fiscal 1997, as a result of the increase in sales. Gross profit margins declined, however, from 74 percent of sales to 43.2 percent of sales. The decline in the margin percentage was primarily due to the Company's new acquisitions which operate at lower profit margins.

     Selling, general, and administrative expenses: Selling, general, and administrative expenses were $3,128,334 in the first quarter of fiscal 1997, compared to $1,513,038 in the same quarter of the previous fiscal year. As a percentage of sales, selling, general and administrative expenses declined from
45.9 percent in the first quarter of fiscal 1996 to 34.8 percent in the first quarter of fiscal 1997.

     The Company reduced operating expenses as a percentage of sales by staff reductions, consolidation of duplicative administrative/accounting departments, and the implementation of strict fiscal controls at the acquired entities. Similar efforts are expected to continue.

     Depreciation  and amortization:   Depreciation  and amortization  rose from
$133,761 in the first quarter of fiscal 1996 to $286,033 in fiscal 1997.

     Interest expense: Interest expense rose $280,665 in the first quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. The increase in interest expense is primarily due to additional bank borrowings of $11,900,000 and indebtedness of ENSA of approximately $1,039,000 which the Company assumed upon acquisition.

     Net Income: For the three months ended December 31, 1996, net income was $144,968 ($.03 per share) as compared to $609,975 ($0.10 per share) for the for three months ended December 31, 1995, a 76 percent decrease. The decrease is primarily attributable to the increase in the Company's interest expense and the reduction in profits from the Company's discontinued operations.

     Discontinued Operations: For the three months ended December 31, 1996, net income from discontinued operations amounted to $75,029, net of income taxes of approximately $50,020 on revenues of $1,387,730. At September 30, 1996, the Com-pany had recorded a loss on disposal of its Long Beach Facility amounting to $7,500,00 which included an estimate of operating income through the termination date. As a result of this accrual at September 30, 1996, the net income from discontinued operations for the three months ended December 31, 1996 has been reflected as an increase in accrued expenses payable.


LIQUIDITY AND CAPITAL RESOURCES:

     On December 31, 1996, the Company had working capital of $1,162,923 as compared to working capital of $318,676 at September 30, 1996.

     The Company is presently seeking other sources of funds needed to complete the purchase of the remaining ENSA Common Stock, as well as to provide necessary working capital for the Company. Among the sources of funds being pursued by the Company are:

          1) private placement of common stock;
          2) additional funding from commercial banks;
          3) replacement of restricted certificates of deposits with payment bonds; and,
          4) subordinated and/or convertible debt financing.

                                        3

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings.

Item 2     Changes in Securities.

           On December 31, 1996, the Company sold 271,820 shares of its Common Stock and warrants to purchase an additional 271,820 shares of its Common Stock. Net proceeds from the sale amounted to $420,636.

Item 3     Defaults Upon Senior Securities.

           None.

Item 4     Submission of Matters to a Vote of Security Holders.

           None.

Item 5     Other Information.

           None.

Item 6     Exhibits and Reports on Form 8-K.

           a) Exhibits - None

           b) Reports on Form 8-K

           None

                                        4


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ERD WASTE CORP.
                                 ---------------
                                  (Registrant)



 February 19,1997                        s/s Joseph Wisneski
-----------------                        ----------------------
        Date                             Joseph Wisneski
                                         President



 February 19, 1997                       s/s Kenneth S. Weiner
------------------                       ----------------------
        Date                             Kenneth S. Weiner
                                         Chief Financial Officer