Form 10KSB
period 1996-09-30
ERD WASTE CORP
filed 1997-04-14
CIK 921512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL  REPORT PURSUANT  TO SECTION  13 OF 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

       [X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from February 1, 1996 to September 30, 1996

Commission File No. 33-76200

                                 ERD WASTE CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                            11-3121813
------------------------              ------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)

                 937 E. Hazelwood Ave., Bldg. 2, Rahway, NJ 07065
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 908-381-9229

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]                        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of February 7, 1997 the common stock held by non-affiliates of the registrant was approximately $6,751,270

As of February 7, 1997 there were 6,494,669 shares of the registrant's common stock, $.001 par value, outstanding.

Documents Incorporated by Reference: None


                                 ERD WASTE CORP.
                                   Form 10-KSB

                         Period Ended September 30, 1996

                                TABLE OF CONTENTS

                                                                          PAGE

PART I
Item 1     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 3     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   20
Item 4     Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . . . . . . .   22


PART II
Item 5     Market for Registrant's Common Equity
               and Related Stockholder Matters  . . . . . . . . . . . . . .   23
Item 6   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . .   24
Item 7     Financial Statements and Supplementary Data  . . . . . . . . . .   32
Item 8     Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure . . . . . . . . . . .   32


PART III
Item 9    Directors and Executive Officers of the Registrant  . . . . . . .   33
Item 10   Executive Compensation  . . . . . . . . . . . . . . . . . . . . .   35
Item 11    Security Ownership of Certain Beneficial
               Owners and Management  . . . . . . . . . . . . . . . . . . .   39
Item 12    Certain Relationships and Related Transactions . . . . . . . . .   40



PART IV
Item 13    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . 42

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

      ERD Waste Corp. (the "Company or "ERD") is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste and hazardous waste, and provides brokerage, advisory, consulting and technical services to generators of waste. The Company owns and operates three strategically located hazardous waste treatment, storage and disposal ("TSD") facilities, and provides environmental services including: consulting , technical contracting, tank management, site remediation, indoor and outdoor air quality testing and monitoring services and equipment, and technical support services related to all of the foregoing. In addition, the Company incinerated municipal solid wastes and industrial and commercial non-hazardous solid wastes at its Long Beach, New York facility. As a result of a complaint filed against the Company by the New York Department of Environmental Conservation, the Company agreed, among other things to cease the incineration operation of the facility by March 31, 1997. The Company anticipates that the facility at Long Beach will be converted to a solid waste transfer station. The Company also manufactures various sorbent products for use in various industrial marine, automotive and janitorial applications at its plant in East Stroudsburg, Pennsylvania and recycles oil filters at its facility in Waco, Texas.

      The Company has been in control of the operations of Environmental Services of America, Inc. ("ENSA") since May 6, 1996. During this time, management of the two entities has been integrated and certain steps have been taken to achieve operating efficiencies.

(A)  BUSINESS DEVELOPMENT

Background

      The Company was formed in May 1992 and initially provided brokerage, consolidation, and other services to generators, transporters, and brokers of non-hazardous industrial and commercial solid waste. At such time the Company's ability to provide such services was dependent primarily upon the Company's ability to arrange for the incineration of waste at a facility located in Long Beach, New York (the "Long Beach Facility") pursuant to a long-term contract with Long Beach Recycling and Recovery Corp. ("LBRR"), which was then owned by third parties unaffiliated with the Company. In February 1993, present management assumed control of the Company and proceeded to reduce overhead and increase marketing efforts.

Acquisitions

      On April 1, 1994, the Company acquired Environmental Controls Technology, Inc., an Illinois corporation ("ECT"), and changed ECT's name to Environmental Resources and Disposal of Illinois, Inc. ("ERD-IL"). ERD-IL provides brokerage, advisory, consulting and technical services to generators of non-hazardous industrial and commercial solid waste and hazardous waste.

      On July 1, 1994, the Company assumed the management of the Long Beach Facility pursuant to a management agreement with LBRR and in August 1994 the Company acquired the Long Beach Facility through the acquisition of the capital stock of C&J Enterprises, Inc. ("C&J"), the parent of LBRR. Shortly after the consummation of the IPO, $7,000,000 of the proceeds were used to purchase, through the Company's wholly owned subsidiary, Environmental Waste Incineration, Inc. ("EWII"), $12,335,000 of Industrial Revenue Bonds (the "Bonds") issued by the Nassau County Industrial Development Agency in favor of LBRR. All of LBRR's assets were pledged as collateral security for the payment of the Bonds. As the purchaser of the Bonds, EWII acquired a security interest in all of LBRR's assets. In August, 1995, all of the assets of LBRR were transferred to EWII pursuant to a non-judicial foreclosure. EWII accepted the transfer of those assets pursuant to the foreclosure in lieu of payment on the Bonds and extinguished LBRR's obligation on the Bonds, which was in excess of $12,335,000. Since the foreclosure, all the operations at the Long Beach Facility have been conducted by EWII.
      In January, 1995, the Company acquired secured indebtedness of Envirovision, Inc. and subsequently foreclosed upon the collateral securing such indebtedness primarily accounts receivable and contracts in process. To complete certain contracts in process, ERD-ENV employed a number of former employees of Envirovision and began storage tank management (removal and installation) consulting, remediation, and ancillary operations in Congers, New York and Baltimore, Maryland.

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

      In April, 1996, the Company and its subsidiary, ENSA Acquisition Corp ("EAC") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with ENSA. In order to facilitate the acquisition of ENSA and pursuant to the terms of the Merger Agreement, the Company and EAC launched a tender offer (the "Tender Offer") on April 4, 1996 for the purchase of ENSA Common Stock at a purchase price of $1.66 per share. On May 1, 1996, after receiving tenders of in excess of 90% of the issued and outstanding shares of ENSA Common Stock, the Company successfully closed the Tender Offer and on May 6, 1996 the Company purchased the tendered shares at an aggregate purchase price of $5,865,967 as well as more than 90% of each class of preferred stock of ENSA
(the "ENSA Preferred Stock")  for a purchase price of $1,253,614.   The Company
expects to acquire the remaining Common and Preferred Stock of ENSA through a merger of EAC into ENSA in 1997.

      ENSA  was incorporated  in  1981,  and   had conducted  substantially  all
operations through the following subsidiary corporations organized or acquired since 1987 which ERD required pursuant to the Merger Agreement:

      ERD ENVIRONMENTAL, INC. ("ERD-ENV") (formerly ENSA Environmental, Inc.) functions as the Company's consulting, environmental engineering, air monitoring and testing and technical contracting division. ERD-ENV was incorporated in August 1994 coincident with the Company's acquisition of certain assets and liabilities of Earth Science Technologies, Inc. ("EST"), an environmental consulting and remediation firm with offices in Kentucky, West Virginia, Ohio and Illinois. The assets acquired from EST were transferred to ERD-ENV and, effective January 1, 1995, the following subsidiaries and operations of the Company were merged into ERD-ENV completing a consolidation of the Company's environmental engineering, consulting, air monitoring and testing and technical contracting operations:

      ENSI, INC. ("ENSI"), acquired in July 1987, provides environmental management, transportation and cleanup services to generators and handlers of hazardous waste materials, primarily in New Jersey and adjacent states.

         TRI-S, INCORPORATED ("TRI-S"), acquired in March 1992,is a hazardous waste management, transportation and disposal company with offices in Ellington, Connecticut.
         NORTHEAST ENVIRONMENTAL SERVICES, INC. ("NES"), acquired in November 1988, owns and operates a Part-B permitted hazardous waste storage, treatment and transfer facility located in Canastota, New York pursuant to the Resource Conservation and Recovery Act of 1976 ("RCRA"). NES's treatment capabilities include fuel blending, bulking, acid base neutralization and consolidation, aqueous liquid pretreatment and lab pack processing. The NES facility is one of a limited number in the northeast which specializes in serving generators of small to medium sized quantities (less than a truckload) of drummed and bulk waste.

         ENVIRONMENTAL SERVICES OF AMERICA-IN, INC. ("ENSA-IN") acquired in April 1994, owns and operates a RCRA Part-B permitted hazardous waste storage, treatment and transfer facility located in South Bend, Indiana. ENSA-IN's treatment capabilities include fuel blending especially in conjunction with liquification of drummed solids and sludges, consolidation, transfer, and shredding of consumer goods. The site has an above ground tank farm with a capacity of 178,000 gallons giving the site excellent capabilities in blending and bulk receiving. The site has a mechanized drum processing system which, in conjunction with the tank farm, allows drummed solids and sludges to be liquified and maintained in the tank farm.

            ENVIRONMENTAL SERVICES OF AMERICA-MO, INC. ("ENSA-MO"), acquired in April 1994, owns and operates a RCRA Part-B permitted hazardous waste storage, treatment and transfer facility located in Scott City, Missouri. ENSA-MO's treatment capabilities include fuel blending, bulking and consolidation, and extensive solid fuel processing capabilities. The site was originally a reclamation facility turning hazardous wastes into beneficial fuels used to power cement kilns. Although these resource recovery operations are now governed by the Resource Conservation and Recovery Act of 1976 ("RCRA"), the site's primary focus remains the same. ENSA-MO's permit allows for the liquification of sludge and solids into a liquid fuel, the conventional form accepted by cement kilns. Sludge and solids not amenable to liquification can be processed through a series of drying operations, followed by grinding and shredding to create a solid fuel used at a limited number of cement kilns as an alternate fuel. One of the site's buildings was destroyed by a fire in 1991, prior to ENSA's acquisition, and will require rebuilding.

      INTERNATIONAL EXPLORATION, INC., since its inception in 1973, is an environmental consulting firm specializing in environmental engineering, remedial design and construction, geophysics and hydrogeology, primarily in the states of New York, New Jersey and Pennsylvania.

      ENSI OF DELAWARE, INC., since its inception in 1992, specializes in air quality testing, sampling measurement and monitoring, primarily in New
York, New Jersey, Pennsylvania, Delaware, and Maryland from its offices in Plumsteadville, PA.
      THE ALMEGA CORPORATION, an Illinois-based consulting firm specializing in air quality testing, sampling, measurement and monitoring, primarily in the Midwest and California. This company's California office and operations were sold to a former employee in December 1994, prior to the consolidation with ENSA-ENV.

      TRI-S VT, since its inception in 1980, has been providing environmental consulting and remediation in the New England region.

(B) BUSINESS OF ISSUER

Industry Background

      The waste disposal market has two basic segments: municipal waste, generated primarily by residences, institutions and non-industrial commercial business activity, and industrial waste. The industrial waste segment is further divided into hazardous and non-hazardous waste. These terms are defined by various federal, state, county, and municipal environmental laws and the regulations issued by the agencies in response to technological advances and increased concerns over environmental issues. The proper management and disposal of waste has become a major issue of national public concern in recent years. Over the last several years, relatively few new disposal facilities have been opened, because, among other things, of substantial capital requirements, increased federal, state, county and municipal regulatory requirements, increased governmental monitoring, requirements of financial assurance from owners of waste treatment facilities and other barriers to entering the waste disposal business. See "Competition" and "Environmental Regulation."

General

      The services provided by the Company fit generally within the following categories: (1) hazardous waste management services; (2) environmental remediation services; (3) environmental engineering, air testing, air monitoring, and consulting services; (4) sorbent products manufacturing, and
(5) oil filter recycling.

(1)  Hazardous Waste Management Services

      The Company's hazardous waste management services include waste treatment and resource recovery, transportation, and transfer, storage and disposal coordination. These services are provided through NES, ENSA-IN and ENSA-MO and, to a lesser extent, by ENSI and TRI-S (transportation and disposal coordination). The wastes handled by the Company include substances which are classified as "hazardous" by RCRA and/or exhibit the characteristics of a hazardous substance, i.e., corrosive, ignitable, reactive or toxic properties, as well as other substances subject to federal and state environmental regulations, other than radioactive wastes, explosive materials and infectious wastes.

      The Company provides the following hazardous waste management services:

      TREATMENT AND RESOURCE RECOVERY

      The Company uses physical methods such as decanting, blending and acid-base neutralization in its treatment and resource recovery operations. The nonrecoverable residual materials produced by the Company's treatment operations are disposed off-site by either incineration or stabilization for subsequent burial in secure disposal cells in licensed chemical secure landfills owned and operated by unrelated businesses. The recoverable organic liquids from these treatment operations which have sufficient heat value are blended by the Company to meet strict specifications for use as supplemental fuels for cement kilns, blast furnaces and other high-efficiency boilers. The Company has established relationships with a number of supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product from the Company, this disposal method is substantially less costly than incineration at a commercial hazardous waste treatment facility.

      TRANSPORTATION

      Transportation and disposal is offered as an adjunct to the remediation activities and on-going removal and disposal of industrial process waste. The Company, through its subsidiaries, is presently licensed to transport hazardous waste in approximately 45 states, including the New England states, New Jersey and New York, as well as the Canadian provinces of Quebec and Ontario.

      DISPOSAL COORDINATION

      The Company does not own or operate any landfills or incinerators for the disposal of hazardous waste. The Company arranges for disposal of its customers' hazardous waste primarily at incinerators, chemical secure landfills or other disposal facilities for treatment or reclamation operated by other businesses.

      DRUMMED WASTE HANDLING AND REPACKAGING

      Drummed waste handling and repackaging projects involve the handling of bulk drums and the handling and repackaging of laboratory packaged chemicals.

      Drummed waste handling and repackaging services typically are performed under service agreements or purchase orders that obligate the Company to accept waste material from the customer conforming to the specifications in the agreement. Before signing a service agreement with a customer, the Company arranges to have a representative sample of the waste analyzed by the one of the Company's three treatment, storage and disposal ("TSD") facilities or another certified laboratory which has been pre-qualified by the Company. The analytical profile of the waste material enables the Company to recommend an appropriate method of transportation, treatment and disposal and to designate a treatment and disposal facility licensed to accept the waste.

      TREATMENT STORAGE AND DISPOSAL FACILITIES

      At the present time, the Company owns three TSD facilities. NES is located in Canastota, New York. ENSA-IN is located in South Bend, Indiana. ENSA-MO is located in Scott City, Missouri. When one of the Company's TSD's is designated as the treatment and disposal facility, prior to acceptance of the waste by the Company's facility, a representative sample of the waste is analyzed in order to insure that it conforms to the customer's waste profile sheet. Once the waste materials have been characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal.

      The Company uses its TSD facilities to conduct treatment operations and temporarily store waste material for later off-site resource recovery, incineration and disposal. Facilities engaged in the treatment, storage and disposal of hazardous waste are subject to the licensing procedures established under RCRA and the regulations promulgated thereunder. On November 1, 1991 the state and federal permits required by RCRA for the operation of the NES facility became effective. On January 22, 1993 ENSA-IN was issued its Part B RCRA permit, and on January 10, 1994 ENSA-MO was issued its Part B RCRA Permit. See "Environmental Regulation" below, for additional information regarding the TSDs and their state and federal permits. Currently, NES is processing a permit renewal application.

(2)  Environmental Remediation Services

      Environmental remediation involves activities such as site assessment and development of a management plan including clean-up, materials handling, draining, flushing, decommissioning, packaging, loading, unloading, pumping and preparing waste for storage, shipment and disposal. The Company's remediation services are provided primarily to companies in the chemical, petroleum, transportation and utility industries and to governmental agencies. The Company provides environmental remediation services to industrial customers with operations throughout New England and the Midwestern and Mid-Atlantic states.

      The Company  provides the following environmental remediation services:

      SURFACE REMEDIATION

      The Company's surface remediation projects generally involve the planned clean-up of hazardous waste sites or the clean-up of accidental spills and discharges of hazardous materials, such as those resulting from transportation and industrial accidents. Some surface remediation projects involve recurring maintenance and clean-up activities at industrial wastewater treatment facilities. The Company also provides 24 hour emergency response services for industrial entities, federal, state and local agencies in connection with land-related and waterway incidents that require clean-up.

      FACILITIES DECONTAMINATION

      Facilities decontamination involves the clean-up and restoration of buildings and other property and related equipment that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fire, process malfunction, spills or other accidents. The Company's projects have included decontamination of chemical, metallurgical, industrial, manufacturing, commercial, educational, and utility facilities.

      UNDERGROUND STORAGE TANK MANAGEMENT

      In regulations promulgated under RCRA which took effect during 1988, leaks from underground commercial storage tanks were identified as a serious environmental hazard and specific timetables for the testing and monitoring of such tanks were established. The Company provides a wide range of services to facilitate compliance with such regulations, including services designed to locate and evaluate the condition of underground tanks, detect and correct underground leaks, evaluate groundwater and soil contamination and prevent, minimize, and/or remediate impacted groundwater and soil and replace and upgrade tanks. In addition, the Company provides assistance with governmental recordkeeping requirements.

(3)   Environmental  Engineering,  Air  Testing, Air  Monitoring  and Consulting
Services

      The Company's environmental consulting services include: problem definition, strategy development and investigation; remedial investigation and feasibility studies; remedial design, project management and construction, implementation, operations and maintenance of in-situ systems; monitoring and recovery well design and installation; site closure planning and implementation; waste minimization and alternative disposal assessments; hazardous waste and discharge permit preparation; air discharge permit applications; site assessments, geophysical investigations, regulatory planning and coordination; groundwater restoration and resource development, underground and above- ground storage tank design, upgrade and management, asbestos and lead sampling and analysis. The Company's subsidiary, ERD-ENV, employs approximately 170 professional and technical personnel whose expertise includes hydrogeology, engineering geology, geophysics, chemistry, biology, remedial design and computer modeling.

      In addition, the consulting group also provides indoor and outdoor air management: field services, consulting, and continuous emissions monitoring system ("CEMS") design and monitoring. The field services include source emissions testing and ambient air quality monitoring. Source emissions testing involves the collection and analysis of samples of exhaust gases obtained from a wide variety of industrial processes, including hazardous waste incinerators, municipal waste incinerators, boilers, surface coating operations, microelectronic manufacturing operations and various chemical plant and refinery operations. Most often these services are performed to demonstrate compliance of the process with applicable regulatory requirements. Ambient air quality monitoring involves the evaluation of concentrations of various pollutants and may be done for a number of reasons, including, without limitation, permitting purposes and odor assessments, health and safety purposes, and asbestos and lead monitoring. Additionally, each air office operates its own analytical laboratory to support its field service activities.

      CONSULTING SERVICES AND BROKERAGE OF WASTE

      The Company, provides brokerage, advisory, consulting, and technical services to generators of non-hazardous industrial and commercial solid waste and hazardous waste. The focus of the Company's service business is to provide cost-effective waste management solutions to its clients by (i) training clients to implement non-hazardous and hazardous waste preparation techniques designed to lower waste disposal costs, (ii) utilizing the Company's proprietary computer database to determine the optimal hazardous waste disposal solution, and (iii) coordinating all aspects of the preparation, removal, and disposal of the client's waste and arranging with one or more qualified waste transporters for delivery from the point of generation, through other jurisdictions, if necessary, to disposal facilities for incineration, recycling, or other disposal.

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

(4)  Absorbent Products

      The Company, through its subsidiary AMTI, manufactures and distributes products designed for the absorption and containment of commercial and industrial liquid waste. These products include booms, socks, pads and bilge balls. Examples of the use of these products include the containment of chemical spills and the clean up of oil and chemicals in connection with automobiles, boats and manufacturing operations. After the absorbent products are used, the Company offers disposal services for the removal of the waste and the used absorbent products. The Company in January, 1997 took steps to consolidate operations formerly conducted at its Bedford Park, Illinois facility with its operations at its East Stroudsburg, Pennsylvania facility and to close the Bedford Park facility.

(5) Oil Filter Recycling

    The Company commenced operation of its oil filter recycling facility in Waco, Texas in September 1996. The plant's processing line has been designed to separate the individual components (metal, oil and filter media) from the used filters and spent sorbents. The metals and oil are able to be recycled back into usable materials while the oily filter media is reused as an alternative energy source by local power utility. This process provides the generator of used oil filters and spent sorbents with a reasonable solution to potential environmental liabilities. With a 60,000 square foot building located on five acres, the facility is able to accept and process a substantial volume of waste product.

MARKETING

      The Company's primary marketing areas include New England, the Mid-Atlantic and the Mid-West States. In addition to "Fortune 500" companies with facilities in the Company's marketing area, the Company has targeted small and medium size businesses which typically do not possess internal environmental departments and recognize the value of hiring a full service environmental and hazardous waste management company. The Company has regionalized its marketing program with offices in the East and Midwest, and uses its 20 person sales force, trained in cross-selling of various services, to promote all of the Company's services. The Company's officers also devote a portion of their time to sales activities on behalf of the Company.

      The Company recognizes the market's need for "one-stop shopping" for integrated services ranging from consulting and planning to actual "hands-on" clean-up, treatment, transportation and disposal. The Company markets and provides its services on an integrated basis and, in many instances, the performance of services in one discipline has lead to the performance of additional work in other disciplines. For example, the results of an environmental consulting and sampling program could dictate the need for excavation, transportation and disposal of contaminated material identified in the site assessment. In addition, the Company provides turnkey services for Lab Packs to hospitals, colleges and universities.
       The Company, as well as other companies, have access through the Freedom of Information Act and the right to know to access hazardous waste activity reports in all states in order to concentrate marketing efforts.

      As part of its marketing efforts, the Company identifies projects by accessing hazardous waste activity reports which are available under the Freedom of Information Act. The Company advertises on local radio, in trade journals and participates in regional trade and industry shows. The company also relies upon the recommendations of clients, subcontractors, affiliates, and the Company's position on the "recommended contractors list" or "approved vendors list" of various governmental agencies and "Fortune 500" companies.

SEASONALITY

      The Company's revenues are impacted by severe winter weather conditions which affect the ability to 1) perform site remediation and field service activities, and 2) transport waste to its TSD facilities for treatment, i.e., equeous waste which can not be processed due to ambient freezing conditions. This has resulted in the postponement of projects and a decline in revenues primarily during the months of January and February. Other than severe winter weather, management does not believe the Company has experienced any significant seasonality in its business in the past, and does not anticipate seasonality to have a significant impact on its operations in the future.

CUSTOMERS

      On a consolidated basis, the majority of the Company's revenues have arisen out of competitive bid contracts awarded by customers involved in the chemical industry and by customers in a wide range of manufacturing industries. During 1995, a significant portion of the Company's revenues were derived from customers who repeatedly utilize the Company's services.

      The  Waco, Texas facility,  opened in September 1996,  markets oil filter,
recycling services to national accounts.   Although only currently servicing the
Southeast, the Company will continue its efforts to develop national contracts.


      The customers of the Company's TSDs who require waste handling and transportation services are a diverse mix of several hundred industrial and manufacturing entities and a number of waste brokers. Since the Company is Superfund and DRMO approved, a large portion of the Company's TSD business is derived from government contracts. A substantial portion of the revenue is originated from services performed by other subsidiaries of the Company.

      TRI-S and ENSI together service customers in need of transportation, clean-up, consulting or remediation services throughout New England, Metropolitan New York City and New Jersey. Typical customers are chemical processing companies, industrial manufacturers, petroleum services, real estate and lending institutions, and governmental agencies. The services provided range from non-recurring projects to repeat service work requiring environmental expertise such as technical in-plant services.

      ERD-ENV performs environmental engineering, air testing, air monitoring and consulting services for a diverse range of industrial and governmental customers located primarily in New England, Mid Atlantic and Mid-West states. In addition, ERD-ENV has worked for numerous civil engineering firms involved in a wide variety of industries, as well as corporations in the pharmaceutical, petrochemical, microelectronic and printing industries.

   ERD-IL provides marketing services for the Waco, Texas facility as well as the TSD facilities located in Scott City, Mo. and South Bend, Ind. It also provides remediaton services and brokerage services for the disposal of industrial and hazardous waste.

COMPETITION

      The hazardous and non-hazardous waste management industry involves a few large companies which provide integrated services and numerous smaller companies which provide some or all of the same services. Large companies with extensive resources are able to directly provide field services, waste transportation and disposal through their own secure landfills and incineration facilities. Examples of some of the Company's largest competitors are Chemical Waste Management; Clean Harbors, Inc.; International Technology Corp.; Laidlaw Environmental Services, Inc.; and Rollins Environmental Services. Other competitors either provide one aspect of waste management, or, like the Company, provide integrated services by subcontracting portions of their services to other companies. Examples of some of the Company's comparably sized competitors are Cycle Chem, Inc.; Philip Environmental; S&W Waste, Inc.; Advanced Environmental Technology Corp.; Franklin Environmental; Northland Environmental; Essex Waste Management, Inc.; PCIA, Inc.; EWR; Petrochem; and
Safety  Kleen.        The  waste  management  and disposal  industry  is  highly competitive and requires substantial capital. Competition in the waste management industry is based, primarily on price, technical performance, services, and reliability.

      The waste management consulting  and remediation  industry is also  highly
competitive.   Competition  is based   on  the basis  of price,  experience, and
custom service and to a lesser extent, expertise.

ENVIRONMENTAL REGULATION

      The activities of the Company are regulated by federal, state and local environmental laws. The following is a summary of the regulatory framework under which the Company operates. It is not possible to predict all the effects of governmental regulation on the Company and its subsidiaries. The Company believes that the environmental laws and acts described below and the regulations promulgated under them, as well as state and local environmental laws and regulations, will be materially significant in the development of the Company's business. Environmental laws and regulations could expose the Company or one or more of its subsidiaries to strict joint and several liability, because it transports, treats and disposes of hazardous substances, wastes and chemicals. The Company could be held liable for the costs of governmental removal and remediation actions, costs to the government in assessing damages and he cost of damages in connection with the destruction or loss of natural resources. Liability under certain environmental laws can arise without reference to traditional notions of "fault".

Environmental Laws
      The Toxic Substances Control Act of 1976 ("TSCA"). TSCA gives broad authority to the EPA to regulate the manufacture, processing, distribution in commerce, use and disposal of various chemical substances and mixtures. The EPA can require testing of chemical substances that may present an unreasonable risk to health or the environment. If testing reveals an unreasonable risk, the EPA must take steps to reduce the risk. Options available to the EPA include requiring appropriate labeling, prohibition of manufacture of the harmful chemical, and mandating the manner in which the chemical must be disposed.

   The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also referred to as the "Superfund Act"). CERCLA established a comprehensive scheme of environmental liability without regard to fault for abandoned waste sites, leaking active sites, and spills which have released or may release hazardous substances into the environment. The class of "hazardous substances" includes numerous materials which are commonly used by industrial, manufacturing and commercial operations and includes, but is much broader than, the class of "hazardous waste" regulated by RCRA.

   1986 Superfund Amendment and Reauthorization Act ("SARA"). SARA amended CERCLA by, among other things, authorizing another tax on the chemical industry to refinance the Superfund to enable the EPA to undertake clean-ups of sites where hazardous substances have been or may be released into the environment when private parties are either unknown or unable or unwilling to do so. In addition, SARA includes the Emergency Planning and Community Right to Know Act which mandates extensive reporting requirements for use or storage of hazardous substances and releases of hazardous substances, either accidental or permitted, into the environment.

   Hundreds of sites across the country have been targeted for clean-up in a list known as the National Priorities List propounded under CERCLA and SARA.
The EPA may order a private party to conduct clean-up activities or it may conduct a clean-up itself using the Superfund monies and then seek to recover those funds from parties liable under the statute. Further regulations establish a National Contingency Plan, which was substantially revised in March, 1990, for dealing with the release of hazardous substances into the environment. This Plan governs the conduct of remediation undertaken by the government. Private parties must also substantially comply with the provisions of the Plan as a prerequisite to a contribution claim against another potentially liable person. Present and past owners and/or operators of sites on which hazardous substances have been released, generators of hazardous substances and transporters who select the site for disposal may all be liable jointly and severally for clean-up costs and for remedying any harmful effects to the environment or public health, such as pollution of groundwater, without regard to fault.

   CERCLA is up for Reauthorization before Congress this year and it can not be anticipated at this time what changes may be made to the current statute or what effect such reauthorization may have on the Company.

   The Clean Air Act Amendments of 1990 ("CAA"). These amendments substantially revise and expand the Clean Air Act originally enacted in 1967. The CAA will have significant and far reaching effects on small and large businesses and industrial operations, public utilities and transportation systems, both public and private. EPA and the states are presently developing the extensive regulations necessary to implement the CAA. The effects and costs to the regulated community will be felt and incurred over a lengthy phase-in period.

   The Hazardous Materials Transportation Act ("HMTA"). The HMTA and the extensive regulations promulgated thereunder regulate the transportation of
"hazardous materials." This very broad category of substances includes but is not limited to CERCLA "hazardous substances" and RCRA "hazardous wastes." The HMTA and the regulations thereunder are enforced by the Department of Transportation and specify labeling, placarding, shipping papers, packaging, spill reporting and employee training requirements which vary with the nature of the material being shipped.

    The Clean Water Act (Federal Water Pollution Control Act). Through the 1950's and 1960's emphasis was on the states setting ambient water quality standards and developing plans to achieve these standards. In 1972, the Federal Water Pollution Control Act was significantly amended. These changes emphasized a new approach, combining water quality standards and effluent limitations (i.e., technology-based standards). The amendments called for compliance by all point-source dischargers with technology-based standards. A strong Federal enforcement program was created and substantial monies were made available for construction of sewage treatment plants. The Federal Water Pollution Control Act was amended in 1977 to address toxic water pollutants and in 1987 to refine and strengthen priorities under the Act as well as enhance EPA's enforcement authority. Since the 1977 amendments, the Federal Water Pollution Act has been commonly referred to as the Clean Water Act ("CWA").

   OSHA Hazard Communication Standard ("HCS"). The HCS was developed by the Occupational Safety and Health Administration ("OSHA"). It requires the identification and dissemination of information about hazardous chemicals to employees in the workplace. The category of "hazardous chemicals" is extremely broad. Employers are obligated to make available to their employees Material Safety Data Sheets for each hazardous chemical used in the workplace. Containers must also be properly labeled and employees trained in workplace safety.

   The Company also provides consulting services with respect to the remediation and removal of asbestos and lead based paint from buildings. Federal regulation of asbestos removal consists of the Asbestos Hazard Emergency Response Act, 15 U.S.C. section 2641 et seq. which deals with asbestos in school buildings, and regulations promulgated by both OSHA and the EPA. OSHA administers workplace and employee protection rules and EPA administers demolition and removal rules. In addition, many states have enacted more stringent rules including contractor certification and accreditation requirements.

Remediation

   The Company's three TSD facilities are on sites that have been contaminated as a result of prior uses of the site or by prior uses at an adjacent property. The Company has cooperated with the government regulatory agencies that have jurisdiction over its facilities to investigate, assess, and implement appropriate remediation measures to address these conditions. The Company has projected potential expenditures that may be required to conduct further investigations or studies and to remediate the sites to satisfy regulatory requirements. In developing these projections, ERD has relied on studies prepared by its subsidiary, ERD Environmental, Inc. and by EMCON, an independent environmental engineering firm. Below is a summary of environmental issues at each applicable facility.

Canastota, New York. This TSD facility has on-site soil and groundwater that have been impacted by volatile organic chemicals. The extent of this impacted soil and groundwater has been delineated and reported to the NYSDEC and United States Environmental Protection Agency ("USEPA") in RCRA Facility Investigation ("RFI") Reports, as required by the RCRA Part B Hazardous Waste Management ("Part B") permit. The RFI reports for both soil and groundwater have been accepted by the NYSDEC/USEPA. Corrective action will continue until the NYSDEC/USEPA confirms completion of such corrective action.

   Groundwater corrective action was begun in May of 1993, when a remediation system was installed in accordance with a NYSDEC/USEPA approved Corrective Measures Implementation ("CMI") Plan. Operation of this system continues at present and reporting is made to the NYSDEC/USEPA on a periodic basis in accordance with the schedule in the CMI plan.

   A CMI plan for soil remediation  was submitted to the NYSDEC/USEPA in June of
1996 and  was appoved.   Installation and  startup of the  remediation system is
expected to commence during the 1997 construction season.

Scott  City, Missouri.   As  required by  the RCRA  part B  permit for  this TSD
facility, an RFI is to be performed. This requirement was based upon the findings of a RCRA Facility Assessment performed at the facility by a USEPA contractor in September of 1989. An RFI Work Plan has been approved by the Missouri Department of National Resources ("MDNR")/USEPA for investigation and sampling of soil and groundwater in Areas of Concern outlined by the regulatory agencies. Results of the investigation and sampling are pending and, accordingly, subsurface conditions are presently unknown. The possibility exists that impacted soil and/or groundwater will be detected, requiring further investigation and/or corrective action.

South Bend,  Indiana.   This  TSD  facility contains  soils which  are  impacted
principally with volatile organic chemicals and petroleum hydrocarbons. These occur primarily in the area known as the Old Tank Farm.

   In December of 1994, a Revised Partial Closure Plan was submitted to the Indiana Department of Environmental Management ("IDEM") for approval. This plan included a conceptual design for remediation of these soils. To date, no approval or disapproval of this plan has been received from IDEM and consequently no related remediation of these soils has taken place.

   This facility has four on-site groundwater monitoring wells. Groundwater samples collected from these wells have indicated that the groundwater beneath the site has been impacted principally by volatile organic chemicals. There is evidence to suggest that some of these volatile organic chemicals have migrated from off-site sources. To date, there has been no directive from IDEM requiring any action on the groundwater other than periodic sampling and monitoring.

   Because impacted soil and groundwater is present, the possibility exists that IDEM or USEPA may at some future date require an RFI and investigation and corrective action additional to that outlined in the Revised Partial Closure Plan.

   Table 1 presents a summary of the projected expenditures in connection with existing contamination at the TSD facilities. However, there is no set timetable for incurring any of the projected expenses and no assurance can be given that such projected expenses will not increase or decrease depending on the circumstances.

                                     Table 1
                            Projected Remedial Costs

                        South Bend, Indiana      $  942,000
                        Canastota, New York       1,427,000
                        Scott City, Missouri        100,000
                                                 $2,469,000

      In addition to expenditures associated with above referenced existing site contamination, ERD will also be required to upgrade its TSD facilities to meet new regulatory and permit requirements, including the installation of emission controls for volatile organic compounds on the storage tanks at each of these facilities to meet requirements with respect to air emissions. The projected costs of meeting new regulatory and permit requirements are presented in Table 2, and as with Table 1, there is no set timetable for incurring any of the projected expenses and no assurance can be given that such expenses will not increase or decrease depending on the circumstances.


                                    Table 2
                      Projected Compliance and Other Costs

                       South Bend, Indiana      $  430,000
                       Canastota, New York         330,000
                       Scott City, Missouri        496,000
                              Total             $1,256,000

      In addition, as a result of new regulations and/or operating needs, the Company may be required to expend funds for capital improvements at any or all of its facilities. No reserves have been established for these improvements because management expects that any capital improvements would increase the value of the facilities. However, there can be no assurance that required expenditures would result in an increase in the property/facility value.

      In addition to the TSD facilities, the Company may be liable for some or all of the cost of potential remediation and closure of the Long Beach, New York facility. The real property on which that facility operates is owned by the City of Long Beach. The only sampling that has been conducted concerning site conditions at Long Beach, other than limited sampling of stained soils dates from 1990 -- prior to the Company's involvement with the site.
Permitting

      The Company operates three TSD facilities and an oil filter recycling facility, which are subject to permitting, licenses and authorization required for the operation of the facilities.
South Bend, Indiana. This TSD facility is required to obtain federal, state and local licenses, permits, and/or approvals including a RCRA Part B permit. On January 22, 1993, the IDEM, in conjunction with the USEPA, granted this facility its Part B permit for a term of five years. Further, there are two permitted process air pollution control units in operation at the facility, a wet scrubber and a bag house.

      Recent changes to the Clean Air Act may require upgrades to the emission controls at the site. The facility has begun evaluating its requirements under Title V of the Clean Air Act Amendments of 1990 ("CAAA") and an emissions inventory has been performed. Assuming the significant air emission sources (the tank farm and drum storage and processing area) continue to be in compliance with existing state regulations and RCRA regulations found at 40 CFR
Part 264 Subpart BB, the regulations that likely will have the most significant impact on this facility in the near future will be requirements under Title V (40 CFR Part 70 and related state regulations) and RCRA 40 CFR 264 Subpart CC.

Scott City, Missouri. This TSD facility is required to obtain federal, state and local license, permits and approvals, including a RCRA Part B permit. The MDNR, in conjunction with the USEPA, granted the facility its RCRA Part B permit on January 10, 1994, for a term of ten years.

      Recent changes to the Clean Air Act may require upgrades to the emission controls at the site. The facility has begun evaluating its requirements under Title V of the CAAA and an emissions inventory has been performed. Assuming the significant air emission sources are in compliance with existing state regulations and RCRA regulations found at 40 CFR Part 264 Subpart BB, the regulations that likely will have the most significant impact on this facility in the near future will be Title V permitting (40 CFR Part 70 and related state regulations) and RCRA 40 CFR 264 Subpart CC.

      On April 1, 1994, the MDNR issued an operating permit for stormwater discharges from the facility. This permit expires on March 31, 1999, and covers three outfalls. The three outfalls are basically the two ditches on either side of the facility and stormwater which may be pumped from the secondary containment unit on the Above Ground Storage Tank Farm. The facility has, on occasion, exceeded its discharge limits for total suspended solids and chemical oxygen demand. There has been no historical enforcement action as a result of these occasions.

      Canastota, New York. This TSD facility is required to obtain federal, state and local licenses approvals and permits, including a NYSDEC RCRA Part B permit, a State Pollution Discharge Elimination System ("SPDES") permit, certain transporter permits, and an air permit. The Company's draft air permit with the NYSDEC is currently awaiting final approval. The Company is in the process of renewing the RCRA Part B permit and the SPDES permit, which were both issued to the facility on November 1, 1991 and have a term of five years. The facility filed applications for renewal of these permits prior to November 1, 1996, and a decision with respect to such renewal application is currently pending.

      This facility is responsible for complying with all Federal air emission regulations and for determining if the facility is a potential major source under the State and Federal Title V program. The Title V program requires that a major source of Volatile Organic Compound or Hazardous Air Pollutants submit a Title V permit for the facility. The anticipated deadline for submission of this facility's Title V permit application is the latter part of 1997. Further, the air emission standards for equipment leaks and air emission standards for tanks, surface impoundments and containers (40 CFR Part 264 Subpart BB and CC) may have a significant impact on the facility as may the requirements under Title V.
East Chicago, Indiana. On August 18, 1996, the Company's East Chicago, Indiana non-hazardous waste transfer station was destroyed by fire. Authorities have indicated the origin of the fire was electrical in nature. In addition to loss of equipment, the Company incurred certain cleanup expenses. The Company is currently in negotiation with the owner of the property from whom the property was leased, regarding compensation for its losses. It is expected that most of the customers serviced at the East Chicago facility can continue to be serviced at the Company's South Bend facility.

Waco, Texas. The present operations at the Waco, Texas facility are exempt from air quality permitting requirements.

TRANSPORTATION PERMITS

      Any entity engaging in the transportation of hazardous wastes is subject to regulation under various state and federal laws. Duties of hazardous waste transporters include, but are not necessarily limited to, obtaining hazardous waste and solid waste transporter licenses and the use and operation of approved equipment. The Company, through NES and TRI-S, is a permitted transporter of hazardous waste in forty-five (45) states and two provinces of Canada. All of the transportation permits held by NES and TRI-S are subject to annual renewal. Factors considered in evaluating a renewal application vary from state to state, but include, among other things, the permitted entity's compliance status, its record of traffic incidents, and the qualifications of the personnel managing transportation operations. To the knowledge of the Company's management, none of the Company's subsidiaries have ever been denied renewal of any of their respective transportation permits. However, each such permit is also subject to revocation in the event of a failure to comply with the state's applicable rules and regulations. Of the transportation permits held by the Company, those granted by the states of New York, Connecticut, New Jersey, Indiana, Missouri, and Pennsylvania are most critical to operations.

INSURANCE

      ERD, ERD-ENV, TRI-S, NES, ENSA-IN, ENSA-MO, ERD-IL, and ERD-RR are included under one general liability insurance policy in the amount of $10 million per occurrence/$10 million dollars aggregate liability arising in connection with their activities. Five million dollars of such insurance is required by the State of New York in order to maintain NES' permit as a waste transporter. Higher amounts of general liability insurance have been obtained for specific customers/projects, where necessary. Additionally, these subsidiaries have obtained pollution impairment liability and professional liability insurance in the amount of $1 million per occurrence/$2 million aggregate covering liability resulting from the sudden and non-sudden discharge or release of hazardous substances related to their contracting and professional service operations.

      ERD   and    its   subsidiaries    are   protected    by   a   Contractors
Pollution/Professional Liability Policy better know as a Consultants Environmental Liability Policy (CEL) with Limits of Liability of $5 million per occurrence/$5 million aggregate. This policy would cover certain claims by reason of any act, error or omission in professional services rendered or that should have been rendered by the Company.

      In addition to the above, NES, ENSA-IN, and ENSA-MO have obtained pollution liability insurance for their TSD facilities in the amount of $1 million per occurrence/$2 million aggregate, covering liability resulting from the sudden and non-sudden discharge or release of hazardous substances from the facilities' premises. The facilities maintain all insurance required for the maintenance of their permits, however, no assurance can be give that difficulty will not be encountered in maintaining such insurance in the future. Moreover, if the facilities fail to maintain such insurance, permits could be revoked, which could result in the closure of a facility and the cessation of substantial operations.

       All of the Company's vehicles are insured under a $5,000,000 commercial automobile policy covering transportation of hazardous waste and other services performed in Company vehicles. In addition, the Company maintains workers compensation insurance as required from state to state.

EMPLOYEES

      As of January 31, 1997, the Company and its subsidiaries had approximately
375  employees  of  which  approximately  25  are  employed  at  the   Company's
discontinued operations.

ITEM 2 - PROPERTIES.

      The Company has offices at various owned and leased locations throughout the United States. Each branch office is generally identified with one of the Company's subsidiaries; however, most locations perform multiple services. The table below summarizes the premises from which the Company operates.


Location            Own/    Building
                    Rent    Square      Lease      Annual       Description/


                            Footage     Expires    Rental       Primary Service

937 E. Hazelwood   Rent     10,000      Sep. '97  $50,000  Company headquarters
Rahway, NJ                                                 office space for
                                                           executive and adm
                                                           staff, warehouse
                                                           operations and
                                                           parking space for
                                                           remediation
                                                           operations.

356 Veteran's Hwy Rent       1,500      Feb. '97   22,500  Office space,
Commack, NY                                                formerly Company
                                                           headquarters, vacated
                                                           1996.

70 Water Street   Rent     173,644      Dec. '07  173,644  Incinerator opers.
Long Beach, NY                                             discontinued
                                                           as of March 31, 1997.

Canal Road        Own       30,000        -   -     - -    TSD facility located
Wampsville, NY                                             on three acres  of
                                                           land used for the
                                                           handling  and storage
                                                           of waste
                                                           materials; a  small
                                                           portion of the
                                                           building  is  devoted
                                                           to  offices.

Marguerite        Own        4,000        - -      - -     Administrative office
Drive West                                                 space on approx.
Casastota, NY                                              three acres near TSD
                                                           facility.

604 Scott St.     Own       40,015        - -      - -     TSD facility used for
South Bend, IN                                             handling and storage
                                                           of waste materials;
                                                           a portion of the
                                                           building is devoted
                                                           to offices.
                                                           The facility is Part
                                                           B permitted, and has
                                                           a Tank Farm with the
                                                           capacity to hold
                                                           approximately 176,000
                                                           gallons.

3100 Industrial Own         21,600       - -       - -     Part B equivalent
Fuels Drive                                                permitted facility on
Scott City, MO                                             5 acres of land.

6205 Route 611  Rent        10,500     May '02             Offices and warehouse
Pippersville, PA                                           consulting operations
                                                           and air testing,
                                                           consulting, and
                                                           monitoring.

331 Route  9W   Rent        12,600     Mar. '98   102,600  Office and warehouse
Congers, NY                                                space for consulting
                                                           and remediation
                                                           operations.

601A County Club Rent        4,200     Jun. '97    27,500  Office and warehouse
Drive                                                      for consulting and
Bensenville, IL                                            air testing
                                                           operations.

205 Main Street  Rent        3,082     Dec. '98    23,000  Office and warehouse
Brattleboro, VT                                            space for consulting
                                                           services.

410 W. Chestnut  Rent        7,000     Aug. '97    48,000  Office and warehouse
Street                                                     space for consulting
Louisville, KY                                             services.

826 North Road   Rent        9,000     Oct. '98    60,000  In January, 1997, the
Lewis Road                                                 Company terminated
Royersford, PA.                                            this lease for a lump
                                                           sum payment of
                                                           $30,000.  Personnel
                                                           will be relocated
                                                           to a nearby office.


465 East 170th   Rent        2,145     Oct. '97    28,956  Sales and adm offices
South Holland, IL


6840 West 66th PlRent                  Oct '00    136,324  The Company will
Bedford Park ,IL                                           consolidate this
                                                           manufacturibg
                                                           facility into its
                                                           Pa. office. The
                                                           landlord agreed
                                                           to a mutual
                                                           termination of the
                                                           lease.

1 Foundry StreetRent        13,200    Oct. '99     52,800  Manufacturing and
East Srroudsburg, PA                                       warehouse site for
                                                           the company's sorbent
                                                           products operation.

615 Forrest     Rent       12,000     May '97      21,600  Recycling facil. and
Waco, TX                                                   storage of used oil
                                                           filters.

2480 Creekway   Rent        8,000    Dec. '98      28,000  Office and warehouse
Drive                                                      space for consulting
Columbus, OH                                               services.
Madison Ave. &  Rent        4,420    Apr. '98      27,200  Office and warehouse
Eight Street W.                                            space for consulting
Huntington, WV                                             services.

25 and 34 Pinney Rent       8,400    Dec. '98      23,000  The company is
Street                                                     is currently in
Ellington, CT                                              litigation and has
                                                           not made payments
                                                           during 1996.
                                                           It is expected
                                                           that 25 Pinney St.
                                                           will be terminated in
                                                           1997.

 3 - LEGAL PROCEEDINGS.

      On September 4, 1996, the New York State Department of Environmental Conservation ("NYSDEC") filed an administrative complaint alleging multiple violations of the Long Beach facility's permits and various environmental laws and regulations. The complaint seeks revocation of the facility's permits and penalties of $500,000. On November 6, 1996, the Company entered into an agreement with the New York State Attorney General, acting on behalf of the NYSDEC, pursuant to which the Company agreed to (i) voluntarily cease incineration at such facility by March 31, 1997, (ii) continue operations on an interim basis as a solid waste transfer station after March 31, 1997, pursuant to a consent order and to apply to the NYSDEC for a formal modification of the facility's permit to operate as a transfer station and (iii) to disconnect the incinerator apparatus by March 31, 1998. Pursuant to such agreement, Environmental Waste Incineration, Inc., the Company's subsidiary operating the facility, agreed to plead guilty to a single violation of Section 71-2703(2) of the Environmental Conservation Law, and the State of New York agreed that it would not further prosecute the Company or any of its affiliates or subsidiaries in any civil or criminal proceedings in connection with any acts related to the operation and/or management of the facility as of November 6, 1996. As the Company is in the process of negotiating with the State of New York a comprehensive consent order, there can be no assurances regarding the ultimate impact of the Consent Order on the Company's financial condition and results of operations, or that the Company will reach a final agreement with the State of New York on terms favorable to the Company. As the City of Long Beach has indicated that it presently intends to oppose the Company's permit application for a transfer station, there also can be no assurances that the Company's application for such a permit will be granted.

      The City of Long Beach represents the largest customer at the Long Beach facility. The City of Long Beach delivers its solid waste to the facility pursuant to a contract it entered into with Long Beach Recycling & Recovery Corp. dated May 13, 1992. There can be no assurances that the Company will be successful in enforcing the contract with the City of Long Beach or that the City will continue its delivery of solid waste to the facility. The Company believes that upon cessation of incineration on March 31, 1997, at the Long Beach facility, it is unlikely for the foreseeable future that such facility could operate profitably as a transfer station without the revenue from the City of Long Beach.

      On January 2, 1997, the City of Long Beach served Notices of Default under the disposal contract with the City of Long Beach dated May 13, 1992 (the "Long Beach Agreement") as well as leases of the facility premises dated May 13, 1992 and November 16, 1984. The Notices of Default seek to terminate each of these agreements. Counsel for the Company and the City of Long Beach agreed on January 14, 1997 to three week "standstill" during which the time for cure of the alleged defaults and the initiation of litigation will be suspended pending settlement discussions between the parties. Settlement discussions are expected to continue until at least the middle of February, 1997. There is no assurance that the parties can achieve a mutually acceptable settlement or that the Company can successfully prevent the termination of the Long Beach Agreement and the leases of the facility premises by the City of Long Beach.

      In November 1994, P.J.V. Transport, Inc. ("PJV") and Concord Trucking Inc. ("Concord") commenced an action in the New York Supreme Court, Nassau County, against LBRR, ERD Management Corp. ("EMC") and the City of Long Beach, New York. PJV has alleged non-payment in the amount of approximately $185,000 for services rendered in connection with the disposal by PJV of solid waste ash generated at the LBRR facility pursuant to a contract among PJV, LBRR, and the City of Long Beach (the "PJV Contract") and has alleged additional damages of approximately $200,000 in lost profits under the PJV Contract. Concord has alleged non-payment for services rendered in the amount of approximately $51,000 in connection with the leasing by LBRR of trailers for the storage of incineration ash pursuant to a contract between Concord and LBRR. Upon motion by PJV, summary judgment was entered against LBRR and EMC in the amount of $214,000. The decision against LBRR was upheld on appeal, but was reversed with respect to EMC and judgment dismissing the claims against EMC was granted by the appeals court.

      In March 1996, PJV commenced a separate lawsuit against LBRR, EMC and EWII in Supreme Court, Nassau County. PJV has alleged that the transfer of assets by EMC (as successor in interest to LBRR) to EWII was a fraudulent conveyance in order to frustrate the collection of the $214,000 judgment in favor of PJV. The complaint also seeks punitive damages. The Company has denied all material allegations of the complaint and intends to vigorously defend against this lawsuit.

      On    February 16,  1989,      5200 Enterprises,  Ltd  .("Enterprises")
commenced an action in the Supreme Court of Kings County, New York against Hasnas, Empire Electric Co., Wastex Industries, Inc., ENSI, Inc., Environmental Services, Inc., Enviropact, Inc., Enviropact Northeast, Inc., Professional Engineering Associates, Inc. and Elias. Enterprises, as the owner of a building, sued the prior owner and all persons and companies hired by the prior owner to clean-up contaminated spills existing on the property prior to sale and, in connection therewith, to conduct certain tests. The suit contends that the clean-up and/or the testing, some of which was done by ENSA subsidiaries, was conducted negligently, and that misrepresentations were made by the prior owner concerning the true level of remaining contamination. The suit seeks $3.5 million in damages. The Company is defending the suit and also seeking indemnity from co-defendants for any liability. A trial is currently scheduled for March 1997.

      On June 24, 1996, Mr. Jon Colin, a former officer of ENSA, served a Demand for Arbitration on the Company, alleging that the Company breached its obligation to enter into an employment agreement with him and to issue stock options to him. Mr. Colin has demanded damages of $675,000, plus interest, an award directing the Company to issue the stock options to him, and punitive damages in an unspecified amount. The Company has filed an action in Supreme Court, New York County, seeking a permanent stay of the arbitration and a decision on that matter is pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(A)  MARKET INFORMATION:

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

1995
Second Quarter                $   8 3/4               $    6 1/2
 (trading started on
  May 7, 1995)
Third Quarter                 $  10 1/8               $    7
Fourth Quarter                $   8 7/8               $    6 3/4

1996
First Quarter                 $   9 3/4               $    7 3/8
Second Quarter                $  10 1/2               $    7 5/8
Third Quarter                 $   9 1/4               $    3 3/8
Fourth Quarter                $   4 7/8               $    1 5/8

1997
First Quarter (through
  January 31, 1997            $   2 3/8               $    1 13/16

(B) HOLDERS:

     As of January 31, 1997, there were approximately 54 record holders of the Company's Common Stock, including brokerage firms and/or clearing houses holding shares of the Company's Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).


(C) DIVIDENDS

         The Company has never paid or declared any dividends upon its Common Stock and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeble future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other
pertinent factors.   Pursuant to the loan agreement with the Bank,  the Company may not declare or pay any dividends during the life of the loan without the written consent of the Bank.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  GENERAL

        The Company is a diversified waste management company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous solid waste, and hazardous waste, and provides brokerage, advisory, consulting and technical services to generators of waste. The Company owns and operates three strategically located RCRA part B permitted Treatment, Storage and Disposal Facilities and provides environmental services including: consulting, technical contracting, tank management, site remediation, indoor and outdoor air quality testing and monitoring services and equipment, and technical support services related to all of the foregoing. The Company also manufactures various sorbent products for use in various industrial, marine, automotive and janitorial applications and, in September, 1996, began recycling used oil filters.

        The Company has  grown primarily through acquisitions.   Its  operations
are conducted through the parent corporation and its subsidiaries which are summarized below:

        The Company acquired ERD-IL in April 1994, C&J Enterprises, Inc. in August 1994, the business of Environmental Absorbent Technologies, Inc in
October, 1995 and began a transfer station operation in Indiana through an entity named ERD Waste Corp. (Indiana) ("ERD-IN"). Each of the aforementioned acquisitions has been treated as a purchase for financial accounting purposes. Accordingly, the Company's results of operations include the operations of each acquired entity from the respective dates of each acquisition.


     Listed below are the active operating subsidiaries of the Company:


                                                                   Acquired
ERD Waste Corp. ("ERD")         Parent Corporation and
                                Operations for Specialty Waste       - -

ERD  of Illinois,  Inc.         Brokerage and waste management   August, 1994
  ("ERD-IL")                    consulting

Absorbent  Manufacturing  &     Manufactures absorbent materials October, 1995
  Technologies, Inc. ("AMTI")

ERD Resource Recovery, Inc.     Recycles oil filters             Start-up in
  ("ERD-RR")                                                     September 1996

     On May 5, 1996, the Company acquired more than 90% of the capital stock of Environmental Services of America, Inc., ("ENSA"). The Company conducts its operations described below through the following wholly owned subsidiares of
ENSA:

Northeast Environmental Services, Inc.         Part-B permitted treatment,
                                               storage and disposal facility

Environmental Services of America-IN, Inc.     Part-B permitted treatment,
                                               storage and disposal facility

Environmental Services of America-MO, Inc.     Part-B permitted treatment,
                                               storage and disposal facility

ERD Environmental, Inc.                        Environmental consulting and
(formerly ENSA Environmental, Inc.)            technical engineering,
                                               remediation, and contracting

     All of the above mentioned acquisitions were accounted for as purchases. Accordingly, the company's results of operations include the operations of each acquired entity from the respective dates of each acquisition. The ENSA acquisition dramatically impacted the results of operation due to the size of the operating entity acquired. ERD reported net revenues of $15,217,000 for the fiscal year ended January 31, 1996 and ENSA reported net revenues of $36,559,000 for the fiscal year ended December 31, 1995.

     The Company changed its fiscal year end from January 31 to September 30 effective with the eight months ended September 30, 1996. Accordingly, the Company's financial statements present the operating results for the eight month period ended September 30, 1996, the twelve months ended January 31, 1996, and the twelve months ended January 31, 1995.


RESULTS OF OPERATION:

       The following table sets forth the operating data of the Company, excluding the operations of ENSA prior to the date of acquisition, as a percentage of revenues for the periods indicated:



                               EIGHT MONTHS                    YEAR ENDED
                                 Ended              Jan 31, 1996  Jan 31, 1995
                             September 30, 1996

Revenues                            100.0%              100.0%        100.0%

Cost of sales                        63.5                64.9          57.2

  Gross profit                       36.5                35.1          42.8
  Operating expenses                 33.2                31.3          19.3

Income from operations                3.3                 3.8          23.5
 Other income and (expenses)         (2.4)               ( .9)         (1.7)
Income from continuing  operations
    before income taxes                .9                 4.7          21.8
Provison for income taxes              .3                 1.9           8.7
Income from continuing operations      .6                 2.8          13.1
Discontinued operations             (35.6)               41.6          14.6
     Net income (loss)              (35.0)%              44.4%         27.7%



EIGHT MONTHS ENDED SEPTEMBER 30, 1996 VS. YEAR ENDED JANUARY 31, 1996

Revenues

     During the eight months ended September 30, 1996, revenues from continuing operations were $20,130,375, an increase of $15,119,410 over revenues for the year ended January 31, 1996. The increase in revenues occurred primarily as a result of the acquisition of ENSA in May, 1996.

     Revenues from the Company's incinerator operations of $4,312,224 for the eight months ended September 30, 1996 and $3,847,707 for the year ended January 31, 1996 are not included in revenues. Those revenues, along with relevant operating expenses are classified as part of discontinued operations in the company's consolidated statements of operations.


A summary of consolidated revenues by business segment is as follows:


                                       EIGHT MONTHS             TWELVE MONTHS
                                          ENDED                     ENDED
                                    SEPTEMBER 30, 1996        JANUARY 31, 1996


                                     $            %             $          %

ERD-IL                               $2,287,360  11.4         $3,626,732   72.4

AMTI                                  1,940,072   9.6          1,053,122   21.0

ERD-IN                                  501,580   2.5            331,111    6.6

TSD Facilities                        4,981,522  24.7                 --

Consulting                            8,339,345  41.4                 --

Remediation                           2,080,496  10.4                 --

                                    =================           ===============
                                    $20,130,375 100.0           5,010,965 100.0

Cost of Sales

    For the eight months ended September 30, 1996, cost of sales was $12,778,257 or 63.5% of revenues which compares to cost of sales of $3,253,046 or 64.9% of revenues for the twelve months ended January 31, 1996. The increase of $9,525,211 is primarily attributed to costs associated with the ENSA companies acquired.

    Cost of sales includes direct labor, transporation, as well as the costs of disposal of waste and subcontractor's costs. Cost of sales does not include any expenditures related to incineration which are included in discontinued operations.

Operating Expenses

    During the eight months ended September 30, 1996, operating expenses were $6,681,725. The primary reason for the increase in operating expenses over prior periods is the acquisition of ENSA. For the period May through September, 1996, ENSA's operating expenses totalled $ 3,863,670. In addition, goodwill generated from the acquisition is currently recorded at $9,097,051 which will be expensed over 30 years beginning in May, 1996. Amortization of goodwill expense included in the eight month statement of operations was $127,141.

    Operating expenses also include two transactions of a nonrecurring nature. In August, 1996, the Company's transfer station for non-hazardous waste located in Indiana was destroyed in a fire. The Company has made claims seeking recovery of its losses. The resolution of these claims is still unclear. The Company has transferred its non-hazardous waste operation to its facility in South Bend, Indiana. The Company wrote off all assets and start up costs associated with the transfer station, amounting to $423,352 during the eight months ended September 30, 1996.

    Also included in operating expenses are $437,241 of operating expenses related to the Company's start up of ERD Resource Recovery, Inc., the Company's oil recycling facility in Waco, Texas which began in September, 1996.

Income from Operations

    Income from operations was $670,393 or 3.3 percent of revenues for the eight months ended September 30, 1996, as compared to $189,507 or 3.8 percent of revenues for the twelve months ended January 31, 1996.

    Income from continuing operations for the eight month period ended September 30, 1996 was $194,583 ($0.02 per share) as compared to $238,712 ($0.03 per share) for the fiscal year ended January 31, 1996. As a result of the Company's substantial growth in sales, it has incurred additional borrowings as discussed above. Such borrowings have significantly increased the Company's interest expense, which has impacted income from continuing operations.

Interest Expense

    Interest expense was $602,407 for the eight month period ended September 30, 1996, as compared to $62,765 for the twelve months ended January 31, 1996. The Company's indebtedness to its commercial bank (the "Bank") was initially $7,500,000. The $7,500,000 was used to finance the acquisition of ENSA. The $7,500,000 indebtedness was subsequently increased through additional loans to $11,900,000. There are no current plans to reduce the amount of borrowings outstanding. The Company currently pays approximately $90,000 per month in interest to the Bank.

Discontinued Operations

    As described in legal proceedings, the Company agreed to voluntarily shutdown its Long Beach, New York incinerator on or before March 31, 1997. As a result of the shutdown, the Company has recorded a $7,167,998 loss from discontinued operations.

    The Company has also recorded a loss on disposal of the facility of $7,500,000 calculated as follows:

    Net book value of Long Beach Facility          $       11,500,000

    Costs to dismantle and professional fees                2,000,000

    Estimated salvage value of equipment                     (500,000)

    Operating profits through termination date               (500,000)
                                                           12,500,000
    Estimated income taxes                                  5,000,000
      Net income (loss)                                     7,500,000


    For the eight months ended September 30, 1996 the Company's net loss was $7,051,081 ($1.20 per share) as compared to net income of $2,227,631 ($0.41 per share) for the fiscal year ended January 31, 1996.

    The largest factor influencing the Company's results in the current period was the loss from discontinued operations of the Long Beach Facility.

FISCAL YEAR ENDED JANUARY 31, 1996 VS. FISCAL YEAR ENDED JANUARY 31, 1995:


Revenues

     During the fiscal ended January 31, 1996, the Company's revenues increased by approximately $2,150,463 or approximately 175%, to $5,010,965, compared to $2,860,502 for the fiscal year ended January 31, 1995. Of such increase, approximately $765,338, or approximately 36%, was attributable to additional revenues of ERD-IL and the remaining 64% increase of $1,384,233 was attributable to the acquisiton of AMTI and ERD-IN during the fiscal year ended January 31, 1996.

      A summary of consolidated revenues by line of business/division/other classification is as follows:


                               Year Ended                Year Ended
                               January 31,               January 31,
                            1996         %              1995         %

ERD-IL                      $ 3,626,732  72           $ 2,860,502   100

AMTI                          1,053,122  21                   -      -

ERD-IN                          331,111   7                   -      -
                            $ 5,010,965 100%          $ 2,860,502   100%

     Revenues of $10,205,133 and $3,847,707 for fiscal years ended January 31, 1996 and 1995 from discontinued operations of the incinerator at the Long Beach Facility are not reflected in the above.

Cost of Sales

     Cost of sales for each such period includes costs associated with the handling of municipal solid waste and industrial and commercial non-hazardous solid waste. Additionally, cost of sales includes, for the fiscal year ended Janaury 31, 1995, the cost of sales of ERD-IL during the period from April 16, 1994 through January 31, 1995.

      During the fiscal year ended January 31, 1996, cost of sales increased by $1,615,851 or 99% to $3,253,046 as compared to $1,637,195 for the fiscal year ended January 31, 1995. Such increase was attributable to the substantial increase in sales of AMTI and ERD-IN during fiscal year ended January 31, 1996 and the aforementioned inclusion of the operations of ERD-IL for an entire year in the fiscal year ended January 31, 1996. Notwithstanding the foregoing, cost of sales increased as a percentage of revenues from 57.2% for the fiscal year ended Janaury 31, 1995 to 64.9% for the fiscal year ended January 31, 1996.

Selling, General and Administrative Expenses

     During the fiscal year ended January 31, 1996, selling, general, and administrative expense increased by approximately $1,016,096 or 284%, to $1,568,412 for the fiscal year ended January 31, 1996 from $552,312 for the fiscal year ended January 31, 1995. Notwithstanding the foregoing, such expense as a percentage of net revenues increased during the fiscal year ended January 31, 1996 to 31.3% from 19.3% for the fiscal year ended January 31, 1995.

Operating Income and Net Income

     During the fiscal year ended January 31, 1996, operating income decreased $481,484, or 87.2% from $670,991 for the fiscal year ended January 31, 1995. This decrease is attributable to the costs of expantion offering and acquisition.

     Net income increased by $1,436,338, or 182%, to $2,227,631 for the fiscal year ended January 31, 1996 from $791,293 for the fiscal year ended January 31, 1995. Of such increase, approximately $1,769,000, or 123%, was attributable to the net income of EWII which is included in discontinued operations and $136,000 was attributable to the operation of ERD-IN. Brokerage operations reported a decrease in net income of approximately $469,000 in the fiscal year ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

     On May 1, 1996 the Company completed its Tender Offer for all outstanding shares of ENSA Common Stock, and on May 6, 1996 it purchased over 90% of the outstanding shares of ENSA Common Stock and ENSA Preferred Stock for an aggregate purchase price of $7,166,577. Funds for the purchase were obtained from a $7.5 million revolving credit loan from the Bank. An additional $520,000 will be required to purchase the remaining outstanding capital stock of ENSA. On June 6, 1996, the Company received an additional $4,000,000 loan from the Bank and on August 20, 1996, the Bank loaned an additional $400,000. The proceeds were used to fully pay and discharge all principal, interest, fees, and other financial obligations owed by ENSA to United Jersey Bank.

     At September 30, 1996, the Company's working capital was $318,676 as compared to working capital of $32,132 at January 31, 1996. Included in working capital is a deferred tax benefit of $750,000 and $542,000 representing refunds expected in the fiscal year ending September 30, 1997 for carryback of net operating losses and refunds of estimated payments made.

     The Company's unrestricted cash declined $1,360,489 to $61,725 over the eight month period ending September 30, 1996. During the eight months, the largest uses of cash were the May 1996 acquisition of ENSA and capital expenditures of $2,149,472, of which $935,242 was for improvements at the Company's now discontinued incinerator.
     Throughout the eight month period, the Company has sought additional sources of funding.

     In order to provide working capital to the Company during 1996 Messrs. Rubin and Wisneski, officers and directors of the Company, made various loans, secured by interest bearing notes. The outstanding loans from Mr. Rubin at September 30, 1996 and December 31, 1996 are zero and $300,000 respectively. The outstanding loans from Mr. Wisneski are $500,000 at September 30, 1996 and $400,000 at December 31, 1996. Mr. Rubin's note was due on January, 17, 1997, but has been extended. Mr. Wisneski's notes are due in 1998. See item 12, Certain Relationships and Related Transactions.

     In addition, Messrs. Rubin, Wisneski, and Marc McMenamin (the Company's chief operations manager) deferred the payment of certain compensation and related expense payments to which they were contractually entitled. During 1996, these amounts totalled $107,692, $80,769, and $13,462 for Messrs. Rubin, Wisneski and McMenamin, respectively. Such amounts remain unpaid and are accrued in the Company's financial statements.

     On December 20, 1996, the Company, through M.S. Farrell and Co. and Network One Securities Corp., issued a private placement memorandum offering Units consisting of shares of the Company's Common Stock and accompanying warrants. The offering provides for shares to be priced at 90 percent of the average closing price of the Company's Common Stock for the ten day period immediately prior to the closing and warrants to purchase a like number of shares at a warrant exercise price of $3.50 per share, subject to certain adjustments. The minimum offering will provide $385,000 and the maximum will provide $3,212,500 in cash proceeds. The Company sold $500,000 of such Units on December 31, 1996, and an additional $260,000 of such Units on January 29, 1997 providing net proceeds of $644,926. The Company continues to offer the remaining Units, however no assurance can be given that the Company will be successful in endeavor.

     As a result of its loss from discontinued operations, the Company is in violation of certain loan agreement covenants with the Bank. The Bank and the Company are currently working on a restatement of the covenants to provide for financial assurances for the remaining term of the loan. As of September 30, 1996, and currently, the Company's outstanding indebtedness on its revolving loans totals $11,900,000, the maximum available credit. As discussed in the notes to the financial statements, $7,500,000 matures on April 1, 1998. The remaining $4,400,000 is due June 6, 1997, however, the Company has requested that the Bank extend the maturity date to 1998 in consideration of continuation of the Company's ability to continue to provide collateral in the form of a letter of credit.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-21 of this Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

NAME                          AGE                     POSITION
Joseph J. Wisneski                  43         Director,  President,and Chief

                                               Operating Officer
Robert M. Rubin                     56         Chairman of the Board and Chief

                                               Executive Officer
Joseph T. Jacobsen                  38         Director,  Executive
                                               Vice President
Carl Frischling                     61         Director
Marc P. McMenamin                   35         Director, Chief
                                               Operations Manager


     Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. In consideration for serving as an independent director, Mr. Frischling receives compensation of $5,000 per annum and, subject to stockholder approval, will receive options to purchase 30,000 shares of common stock at an exercise price of $7.125 per share. These options vest at the rate of 10,000 shares per annum.

     The Company has compensation and audit committees consisting of Carl Frischling and Robert Rubin.

The  following  is a  brief summary  of  the background  of  each director,
executive   officer, and key employee of the Company:

Joseph J. Wisneski has been President, Chief Operating Officer, and a Director of the Company since February 1993, was Vice President of the Company from November 1992 through January 1993, and was one of the Company's founding stockholders. From April 1990 to November 1992, Mr. Wisneski served as a senior manager for Superior Contractors Network, Inc. ("Superior"), a private service broker in the general construction field. From January 1987 to April 1990, he served as President of Asbestos Services of America, a private marketing company, and from July 1986 to January 1987, he served as President of National Asbestos Removal Corporation, a private asbestos removal company. From 1979 to 1986, Mr. Wisneski was a Vice President in the lending divisions of a number of commercial banks, including European American Bank, Chase Manhattan Bank, and National Westminster Bank. Mr. Wisneski holds a B.B.A. degree from
Pace University and a Masters of Business Administration degree from Fordham University.

Robert M. Rubin has served as the Chairman of the Board and Chief Executive Officer of the Company since February 1993. Mr. Rubin has served since May 1991 as the Chairman of the Board and a director of Universal Self Care, Inc., a public company engaged in the distribution of diabetic health products. Mr. Rubin has served since October 1990 as Chairman of the Board, Chief Executive Officer and President of AUGI, a public company engaged in the manufacture and distribution of high tech communications software. Mr. Rubin was the founder, President, Chief Executive Officer, and a director of Superior from its inception in 1976 until May 1986 and continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is a former director and Vice-Chairman, and currently a minority stockholder of American Complex Care, Incorporated ("ACC") (formerly Legend Foods, Inc.), a public company formerly engaged in the provision of on-site health care services, including intra-dermal infusion therapies. In April, 1995, ACC's operating subsidiaries made assignments of their assets for the benefit of creditors without resorting to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp., a public company engaged in the distribution of construction equipment, principally manufactured by Case Corporation. Mr. Rubin is also a director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; Help at Home, Inc., a public company which provides home health care personnel; Arzan International (1991) Ltd., a public company engaged in the food distribution business; Med Emerg International Inc., a company involved in managing emergency rooms in Ontario, Canada; and Kaye Kotts Associates Inc., a public company engaged in providing tax preparation and assistance services.

JOSEPH T. JACOBSEN has served as a Director of the Company since November 1996, and as an Executive Vice President of the Company and as President of ERD Environmental Inc., the Company's wholly-owned subsidiary which specializes in air and environmental consulting, since May 1996. Prior to that, Mr. Jacobsen served as Executive Vice President from November 1989, and as Secretary from June 1990, of ENSA. Since August 1994, Mr. Jacobsen has been President of ENSA Environmental, Inc., a wholly-owned subsidiary of ENSA which owns and operates all consulting assets and activities of ENSA. Mr. Jacobsen holds a Masters of Science degree from the School of Engineering of the University of Pittsburgh, a B.S. degree in Business from LaSalle University and a B.A. degree in Geology from Temple University.

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

CARL FRISCHLING has served as a director of ERD since September 1995. Mr. Frischling is a partner at the New York law firm of Kramer, Levin, Naftalis & Frankel, which he joined in September 1994. From September 1992 to
Agust 1994, he was a partner at the law firm of Reid & Priest. Prior to that, Mr. Frischling had been a partner at the law firm of Spengler Carlson Gubar Brodsky & Frischling from November 1979. Mr. Frischling holds B.A, Juris Doctorate, and Masters of Business Administration degrees from Columbia University.

ITEM 10 - EXECUTIVE COMPENSATION

     The following table set forth the annual and long-term compensation for services in all capacities to the Company for the eight months ended September 30, 1996 and the fiscal years ended January 31, 1996 and 1995 of the Chief Executive Officer of the Company and the other executive officers of the Company (together, the "Named Executive Officers") who received over $100,000 in annualized compensation in the form of salary and bonus for the eight months ended September 30, 1996.

                            SUMMARY COMPENSATON TABLE

                      Annual Compensation             Long Term Compensation

Name                                             Other                              Long
and                                              Annual                Restricted   Term             All Other
Principal        Period                          Compen-      Stock     Options/    Incentative      Compen-
Position         Ended     Salary(1)      Bonus  sation(1)    Awards     SARs       Plan Payouts     sation

Robert M. Rubin   9-30-96  $30,769(2)      - -     - -         - -        - -          - -             - -
Chaiman of  the
Board             1-31-96  103,000         - -     - -         - -        - -          - -             - -
Chief Executive
Officer           1-31-95   56,250         - -     - -         - -        - -          - -             - -

Joseph J. Wisneski9-30-96 $132,692(3)  $55,000(3) $40,000(5)   - -        - -          - -             - -
President & Chief 1-31-96  150,273         - -     - -         - -        - -        125,000(4)        - -
Operating Officer 1-31-95   58,750         - -     - -         - -        - -          - -             - -

Marc McMenamin    9-30-96  $67,692(6)  $25,000(4)   4,000(5)   - -        - -          - -             - -
Chief Operations  1-31-96   93,320      15,000(4)  - -         - -      100,000(6)     - -             - -
Officer           1-31-95   44,596         - -     - -         - -        - -          - -             - -

Joseph T. Jacobsen9-30-96         (7)      - -     - -       2,600        - -          - -             - -
Executive Vice
President

(1) Data shown is for the eight months ended September 30, 1996, twelve months ended January 31, 1996, and twelve months ended January 31, 1995.

(2)  Effective January 1, 1997, Mr. Rubin is compensated at $160,000 per annum
     (see Employment Agreements).   During 1996 Mr. Rubin voluntarily deferred
     compensation payments totalling $ 107,692.

(3) Effective January 1, 1997, Mr. Wisneski is compensated at $275,000 per annum. (see Employment Agreements). During 1996 Mr. Wisneski voluntarily defferred compensation payments of $ 80,769.

(4)  Bonus relates to services rendered in the prior year fiscal period.

(5) Messrs. Wisneski, McMenamin and Jacobsen receive travel and entertainment allowances of $5,000, $500, and $650 per month.

(6)  Effective January, 1997, Mr. McMenamin is compensated at $130,000 per annum
     (see Employment Agreements). During 1996, Mr. McMenamin deferred compensation payments of $ 13,462.

(7)  Effective June 1996, Mr. Jacobsen is compensated at $125,000 per annum
     (See Employment Agreements).

(B)  OPTIONS/SAR GRANTS

     There were no SAR grants in 1996.

     The following table provides information regarding option grants during 1996 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                 Number of Securities    Percent of Total Options     Exercise or
                  Underlying Options      Granted to Employees in     Base Price per
Name                   Granted                  Fiscal Year               Share          Expiration Date
Joseph T. Jacobsen (1)   60,000                     40%                 $ 2.00                2002

(1)  Options granted under Employee Stock Option Plan.  See Item 10 -- "Stock
Option Plan".

            The following table provides information regarding option exercises during fiscal 1996 by the Named Executive Officers and values of such officers' unexercised options.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION VALUES (1)

                    Number of                 Number of Securities             Value of Unexpected
                     Shares                   Underlying Unexercised        In-the-Money Options at
                   Acquired on                Options at September 30, 1996     September 30, 1996
Names               Exercise   Value Realized Exercisable/Unexercisable(1)   Exercisable/Unexercisable(1)

Robert M. Rubin
Chairman of the
Board and Chief
Executive Officer..      0          $ 0                  0                                N/A

Joseph J. Wisneski
President and Chief
Operating Officer...     0          $ 0                  0                                N/A


Marc McMenamin           0          $ 0                  0                                N/A

Joseph T.  Jacobsen      0          $ 0                  0                                N/A

     (1) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of the grant.

Compensation of Directors

     Outside Directors are entitled to a $1,500 quarterly fee. No fees were paid as of September 30, 1996. During 1996, no Director of the Company received any compensation for his services in such capacity. Outside directors are reimbursed for expenses incurred by them in connection with their activities on behalf of the Company.

Employment Agreements

     The Company has entered into an employment agreement with Joseph J.
Wisneski pursuant to which Mr. Wisneski has agreed to serve as President and Chief Operating Officer of the Company, through December 31, 1997. The agreement provides for a base salary of $175,000 per annum from January 1 through December 31, 1995 with annual increases of $25,000 per annum in each year thereafter, subject to additional increase by the Board of Directors in its discretion. The agreement requires Mr. Wisneski to devote substantially all of his business time to the performance of his duties and responsibilities to the Company. In May, 1996 Mr. Wisneski and the Company agreed to a one-year extension of the employment agreement with a salary of $230,000 per annum in 1996 and $275,000 per annum in 1997.

     The Company has entered into an employment agreement with Robert M. Rubin, pursuant to which Mr. Rubin has agreed to serve as Chairman of the Board and Chief Executive Officer of the Company from January 1, 1995 through December 31,
1998. The employment agreement, as amended, provides for a salary of $100,000 per annum for 1995, $150,000 per annum for 1996, $160,000 per annum for 1997 and $170,000 per annum for 1998. Mr. Rubin has interests in a number of other businesses which are not competitive with the Company. Under his employment agreement, he is not required to spend any specific amount of time on the Company's affairs. Mr. Rubin has not stated whether he intends to devote a specific amount of time to the Company.

     The Company has entered into an employment agreement with Joseph T.
Jacobsen pursuant to which Mr. Jacobsen will serve as Executive Vice President of the Company and as President of ERD Environmental, Inc. through May 1999, at a salary of $125,000 per annum. Under his employment agreement Mr. Jacobsen has use of an automobile and has received options to purchase 60,000 shares of Common Stock.

     The Company has entered into an employment agreement with Marc McMenamin, pursuant to which Mr. McMenamin will serve as President of Environmental Waste
Incineration, Inc., the Company's discontinued operation, and Chief of Operations of the Company. In 1995, Mr. McMenamin received $100,000 in salary and options to purchase 100,000 shares of Common Stock. Mr. McMenamin's salary was increased to $110,000 for 1996 and $130,000 for 1997.

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

     Options under the Plan must be issued within ten years from the effective date of the Plan. The effective date of the Plan is March 2, 1994. Incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, if so provided in an optionee's options, such optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

     Shares subject to unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

     The board of directors has authorized, and will recommend that the stockholders of ERD approve, an amendment to the Plan to (i) increase the number of authorized options thereunder from 500,000 shares to 1,000,000 shares and
(ii) permit the grant of non-qualified stock options.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT.

Principal Stockholders

     The following table sets forth, as of the date hereof, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, based on reports filed with the SEC, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.
Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address               Number of Shares
of Beneficial Owner            Beneficially Owned        Percentage of Class

Robert M. Rubin(1)                  1,397,225                 21.43%

Joseph J. Wisneski(1)                 961,675(2)              14.75%

Marc McMenamin(1)                     137,475(3)               2.11%

Carl Frischling                        15,500(4)                 *
170 East  83rd Street
New York, New York 10028

Joseph T. Jacobsen (1)(5)              16,500                    *

All directors and                   2,528,375                 38.79%
executive officers of the
Company as a group
(five persons)(2)
(3)(4)(5)

Hampshire Securities, Inc.
and affiliates
(including one related
person)(7)
640 Fifth Avenue
New York, New York 10019              397,620                  6.1%

        * Indicates beneficial ownership of less than one (1%) percent.

     (1) The address of each of the referenced individuals is c/o ERD Waste
         Corp., 937 East Hazelwood Avenue, Building 2, Rahway, New Jersey 07065

     (2) Does not include options to purchase 125,000 shares under the 1994
         Plan, of which 93,750 are exercisable within 60 days of the date hereof.

     (3) Does not include options to purchase 190,000 shares, in the aggregate, granted under the 1994 Plan, of which 142,000 are exercisable within 60 days of the date hereof.

     (4) Includes 7,500 shares presently exercisable out of 30,000 shares granted pursuant to the Option Agreement between the Company and Mr.
         Frischling.

     (5) Includes 16,500 shares presently exerisable out of 60,000 shares granted under the 1994 Plan.

     (6) Outstanding shares do not include 200,000 shares and warrants to purchase an additional 200,000 shares issued to Kramer Levin.

     (7) Does not include warrants to purchase 120,000 shares of Common Stock.
         Each of Hampshire's affiliates disclaims beneficial ownership of the others' shares of Common Stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 30, 1996, the Company entered into a Financial Accommodations
Agreement with AUGI, an affiliate of Robert Rubin, in connection with the Letter of Credit issued on behalf of the Company by AUGI in favor of the Bank to secure a $4.4 million loan from the Bank to the Company.


     The Company borrowed $4,400,000 from the Bank which is secured by certain assets of the Company and its subsidiaries, including ENSA and its subsidiaries, as well as by a stand-by letter of credit issued in favor of the Bank (the
"Letter of Credit").  The Letter of Credit was obtained by American United
Global, Inc. ("AUGI"), an affiliate of Robert Rubin, on behalf of the Company.
In consideration of AUGI obtaining the Letter of Credit, the Company entered into an agreement with AUGI, dated May 30, 1996, as amended and restated by letter agreement dated October 8, 1996 (the "Financial Accommodations
Agreement"). Pursuant to the terms of the Financial Accommodations Agreement, the Company agreed to (i) pay interest and other charges to AUGI, for so long as the Letter of Credit remains outstanding, in amounts equal to amounts of interest or other charges paid by AUGI to Citibank, N.A. in connection with the Letter of Credit or any payments made by Citibank, N.A. thereunder; (ii) pay all fees and disbursements of AUGI, including $10,000 of legal fees to AUGI's counsel; and (iii) if and to the extent the Letter of Credit is called for payment; the Company will issue to AUGI a convertible note in the aggregate principal amount of the note payable at 12% interest due on the earliest of (a)
May 31, 1999, (b) receipt of proceeds by ERD from any public or private placement of debt or equity securities subsequent to the calling of the Letter of Credit, or (c) completion of any bank financing by ERD to the extent of all proceeds available after payment of all other secured indebtedness, provided that any of the Company's notes issued to AUGI will be convertible, at any time and at the option of AUGI, into shares of common stock of the Company at a conversion price equal to $4.40 per share. As security for the obligations of the Company under the Financial Accommodations Agreement, ENSA and certain of its subsidiaries have agreed to grant to AUGI a security interest, subordinate to the first priority security interest granted to the Bank, in all of their machinery and equipment.

     During the  quarter ended July 31, 1996,  the Company's President and Chief
Operating Officer loaned the Company $600,000. The advances are evidenced by notes in the amount of $500,000 and $100,000 from the Company bearing an interest rate equal to the interest rate charged by the Bank on its loan to the Company. Interest and principal are due in full at maturity on July 12, 1998 for the $500,000 note and on June 10, 1998 for the $100,000 note. At December
31, 1996, $400,000 remains outstanding.

     On December 17, 1996, Robert Rubin, the Company's Chairman of the Board and
Chief Executive Officer loaned the Company $300,000. The advance is secured by a short term note bearing interest at 2% above the prime lending rate of the Bank. On February 5, 1997, AUGI, an affiliate of Robert Rubin, loaned $500,000 to the Company which is also secured by a short term note bearing interest at 2% above the prime lending rate of the Bank.

     The Company has issued 200,000 Units, consisting of shares of Common Stock and warrants to purchase an additional 200,000 shares of Common Stock to Kramer
Levin, counsel to the Company. Additionally, 30,000 shares of Common Stock are issuable upon exercise of options granted to each of Carl Frischling, an outside director and a member of Kramer Levin, and Peter Reuter, a former director, pursuant to certain option agreements.

                                    PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  (1)  AND  (2)  FINANCIAL STATEMENTS AND SCHEDULES:

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets -
     September 30, 1996 and January 31, 1996 and 1995                        F-3

Consolidated Statements of Operations - for the eight months ended September
     30, 1996 and the years ended January 31, 1996  and 1995                 F-4

Consolidated Statements of Stockholders' Equity -
     for the eight months ended September 30, 1996, and the years ended
        January 31, 1996 and 1995.                                           F-5

Consolidated Statements of Cash Flows - for the eight months ended September
        30, 1996 and the years ended January 31, 1996 and 1995.              F-6

Notes to Consolidated Financial Statements                           F-7 to F-17

(A) (3) Exhibits:

EXHIBIT                DESCRIPTION

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

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to Amendment No.3 to the Company's Registration Statement
                        on Form SB-2 (Registration No. 33-76200).

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

4.2                    1994 Stock Option Plan, incorporated by reference to
                       Exhibit 4.2 to the Company's Registration Statement on
                       Form SB-2 (Registration No. 33-76200).

4.3                    Form of Stock Certificate, incorporated by reference to
                       Exhibit 4.3 to Amendment No. 3 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-
                       76200).

10.1 Indenture of trust, dated as of December 1, 1984, as amended and supplemented by a First Supplemental
                       Indenture of trust, dated as of September 1, 1986, a Second Supplemental Indenture of trust, dated as of August 1, 1987, a Third Supplemental Indenture of Trust, dated as of September 1, 1986,a Fourth Supplemental
                       Indenture of Trust, dated as of October 1, 1990, between United States Trust Company of New York and Nassau County
                       Industrial Development Agency, incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-
                       76200).

10.2                   Solid Waste Disposal Agreement, dated as of April 15,
                       1986, between the City of Long Beach and S&S Incinerator
                       Joint Venture, incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Company's Registration
                       Statement on Form SB-2 (Registration No. 33-76200).

10.3 Power Purchase Agreement, dated as of September 25, 1987, between Long Island Lighting Company and Catalyst
                       Waste-to-Energy Corporation of Long Beach, incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2
                       (Registration No. 33-76200).

10.4 Installment Sale Agreement, dated as of December 1, 1984, as amended by an Amendatory Sale Agreement, dated as of September 1,1987, and a Second Amendatory Sale Agreement, dated as of October 1, 1990, between Nassau County
                       Industrial Development Agency and Catalyst
                       Waste-to-Energy Corporation of Long Beach, incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to the Company's Registration Statement on Form SB-2
                       (Registration No. 33-76200).

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

27                     Financial Data Schedule

REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company in two months ended
September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ERD WASTE CORP.


(Registrant)


By                           /s/ Joseph J. Wisneski
              Joseph J. Wisneski, President and Chief Operating Officer

                                February 12, 1997
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            /s/ Joseph J. Wisneski
              Joseph J. Wisnski, President and Chief Operating Officer

                                February 12, 1997
                                      Date


                            /s/ Robert Rubin
                 Robert Rubin, Director and Chief Executive Officer

                                February 12, 1997
                                      Date


                            /s/ Joseph T. Jacobsen
                          Joseph T. Jacobsen, Director

                                February 12, 1997
                                      Date


                            /s/ Carl Frischling
                            Carl Frischling, Director

                                February 12, 1997
                                      Date




                                  EXHIBIT 21.1
                         SUBSIDIARIES OF ERD WASTE CORP.

                                                  ADDITIONAL NAMES
                                STATE OF          UNDER WHICH
NAME OF SUBSIDIARY            INCORPORATION       SUBSIDIARY DOES BUSINESS

 ENSA/Government Services,             DE
 Inc.

 ENSI of Pennsylvania, Inc.            PA                  NES-PA

 ENSI, Inc.                            NJ                  ENSI

 Environmental Services of             MO                  ENSA-MO
    America-MO, Inc.

 Environmental Services of             IN                  ENSA-IN
    America-IN, Inc.

 Northeast Environmental               NY                  NES
        Services, Inc.

 Tri-S, Incorporated                   CT                  TRI-S

 ERD Environmental, Inc.               DE                  ERD-ENV

 Environmental Services of America,
     Inc.                              DE                  ENSA

 ERD Waste Incineration, Inc.          DE

 ERD Waste Corp. of Illinois           IL                  "ECT"

 ERD Waste Corp.
  Indiana                              IN

 ENSA Acquisition Corp.                DE

 Absorbent Manufacturing
  & Technology, Inc.                   IL

 C & J Enterprises, Inc.               DE
 Long Beach Recycling
  & Recovery Corp.                     NY

 ERD Management Corp.                  NY

 ERD Resource Recovery, Inc.           DE


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
and Shareholders of
ERD Waste Corp.

     We have audited the accompanying balance sheet of ERD Waste Corp. and Subsidiaries as of September 30, 1996 and January 31, 1996 and the related statement of operations, stockholders' equity and cash flows for the eight months ended September 30, 1996 and the years ended January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERD Waste Corp. and Subsidiaries as of September 30, 1996 and January 31, 1996 and the results of its operations and cash flows for the eight months ended September 30, 1996 and the years ended January 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                                        Feldman Radin & Co., P.C.
                                        Certified  Public Accountants
                                        New York, New York
January 22, 1997 (February 12, 1997 as to the eighth paragraph of Note 10)


                                       F-2
ERD WASTE CORP. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


                                            September 30,       January 31,
                                                1996               1996
                                            ------------        -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $      61,725  $     1,422,214

     Restricted certificates of deposit        1,655,363          800,000
     Accounts receivable, less allowance
         for doubtful accounts of
         $1,042,833 and $90,000, respectively 11,631,456        2,491,731
     Prepaid expenses and
         other current assets                  1,991,860          168,393
     Inventory                                   335,595          160,636
     Deferred income taxes                       750,000             -
                                              ----------       ----------
          TOTAL CURRENT ASSETS                16,425,999        5,042,974
                                              ----------       ----------

PROPERTY, PLANT and EQUIPMENT, less accumulated
     depreciation of $1,547,016 and
        $617,547, respectively                 8,315,235       11,687,575
                                              ----------       ----------

OTHER ASSETS:
     Restricted certificates of deposit             -             950,000
     Goodwill, less accumulated amortization   9,800,045        1,031,628
     Covenants not to compete,
            less accumulated amortization        214,665          316,938
     Loan receivable -
            Environmental Services
            of America, Inc.                         -            500,000
     Deferred permit costs and other                 -            315,638
     Deferred tax benefit,
            less current portion               7,052,069              -
          TOTAL OTHER ASSETS                  17,066,779        3,114,204
                                              ----------       ----------
                                          $   41,808,013   $   19,844,753
                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                     $    8,863,276   $    1,868,743
     Accrued expenses and taxes payable        5,197,162        1,870,432
     Current portion- notes payable            2,046,885        1,271,667
                                              ----------       ----------
          TOTAL CURRENT LIABILITIES           16,107,323        5,010,842
                                              ----------       ----------
LONG-TERM DEBT, less current portion          14,255,499        1,244,488
                                              ----------       ----------
OTHER LONG TERM PAYABLES                       5,088,000              -
                                              ----------       ----------
DEFERRED INCOME TAXES                               -             250,000
                                              ----------       ----------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, authorized 2,000,000
            shares, $.001 par value; none issued
            and outstanding                         -                  -
     Common stock, authorized 15,000,000
            shares, $.001 par value;
         5,882,782 and 5,832,782 shares issued
            and outstanding, respectively          5,883            5,833
     Additional paid in capital               10,556,550       10,487,751
     Retained earnings (deficit)              (4,205,242)       2,845,839
                                              ----------       ----------
          TOTAL STOCKHOLDERS' EQUITY           6,357,191       13,339,423
                                              ----------       ----------
                                           $  41,808,013    $  19,844,753
                                              ==========       ==========

See notes to financial statements.

ERD WASTE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Eight months
                                      ended
                                   September 30,       Year ended January 31,
                                   -------------       ----------------------
                                      1996               1996         1995
                                      ----               ----         ----
REVENUES:
     Net sales                     $ 20,130,375    $  5,010,965   $  2,860,502

COST OF SALES                        12,778,257       3,253,046      1,637,195

                                     ----------      ----------     ----------
     GROSS PROFIT                     7,352,118       1,757,919      1,223,307
                                     ----------      ----------     ----------
OPERATING EXPENSES:
     Selling, general and
         administrative expenses      5,821,132       1,568,412        552,316
     Fire loss                          423,352               0              0
     Start-up costs                     437,241               0              0
                                     ----------      ----------     ----------
     TOTAL OTHER OPERATING EXPENSES   6,681,725       1,568,412        552,316
                                     ----------      ----------     ----------

INCOME FROM OPERATIONS                  670,393         189,507        670,991
                                     ----------      ----------     ----------

OTHER INCOME AND EXPENSES:
     Interest and dividend income        72,091          99,652              0
     Interest expense                  (602,407)        (62,765)       (46,588)
     Other, net                          54,506          12,318              0
                                     ----------      ----------     ----------
     TOTAL OTHER INCOME AND EXPENSES   (475,810)         49,205        (46,588)
                                     ----------      ----------     ----------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                    194,583         238,712        624,403

PROVISION FOR INCOME TAXES               77,666          95,500        250,000
                                     ----------       ---------     ----------
INCOME FROM CONTINUING OPERATIONS       116,917         143,212        374,403
                                     ----------       ---------     ----------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $221,000,
        $1,385,000 and $277,000
        respectively                    332,002       2,084,419        416,890
     Loss on disposal, net of
        income tax benefit
        of $5,000,000                (7,500,000)              0              0
                                      ---------       ---------     ----------
     INCOME (LOSS) FROM
        DISCONTINUED OPERATIONS      (7,167,998)      2,084,419        416,890
                                      ---------       ---------     ----------
NET INCOME (LOSS)              $     (7,051,081)   $  2,227,631   $    791,293
                                      =========       =========     ==========

INCOME (LOSS) PER SHARE:


     INCOME FROM
       CONTINUING OPERATIONS   $           0.02    $       0.03   $       0.09
                                           ====            ====           ====
     INCOME (LOSS) FROM
       DISCONTINUED OPERATIONS $          (1.22)   $       0.38   $       0.11
                                           ====            ====           ====
     NET INCOME (LOSS)
       PER COMMON SHARE        $          (1.20)   $       0.41   $       0.20
                                           ====            ====           ====
     WEIGHTED AVERAGE
       NUMBER OF SHARES                5,857,782      5,490,487      3,963,000
                                       =========      =========      =========

See notes to financial statements.

ERD WASTE CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               Retained
                      Common Stock   Paid in   Earnings
                        Shares       Amount    Capital   (Deficit)    Total
                      ------------   -------   --------  ---------    ---------
Balance-
 January 31, 1994         3,525,000  $  3,500  $   -   $   (41,985) $  (38,485)

  Common shares
   issued in connection
   with acquisition         312,500       338    169,266     -         169,604

  Net income                 -             -      -         791,293    791,293
                          ---------   -------   --------  ---------   --------
Balance-
  January 31, 1995        3,837,500     3,838    169,266    749,308    922,412

  Common shares
   issued in connection
   with public offering   2,250,000     2,250 12,110,720      -      12,112,970
  Reacquisition of
   common shares           (300,000)     (300)(2,018,600)  (131,100)(2,150,000)
  Issuance of common
   shares in connection
   with the acquisition
   of EATS, Inc.             45,282        45     226,365      -       226,410
  Net income                     -          -       -     2,227,631  2,227,631
                          ---------    -------  --------- ---------  ---------
Balance-
  January 31, 1996        5,832,782     5,833  10,487,75 12,845,839 13,339,423

  Issuance of
    common stock             50,000        50     68,799     68,849
  Net income                     -        -         -    (7,051,081)(7,051,081)
                          ---------    -------  --------  ---------  ---------
Balance-
  September 30, 1996      5,882,782     5,883 10,556,550 (4,205,242) 6,357,191
                          =========    ====== ==========  =========  =========


See notes to financial statements.

ERD WASTE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   Eight months
                                      ended
                                   September 30,  Year ended January 31,
                                   -------------  ----------------------
                                       1996          1996        1995
                                       ----          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)         $  (7,051,081)    $  2,227,631  $  791,293
                                  -----------      -----------  ---------
     Adjustments to reconcile net
          income (loss) to net cash
          provided by operating
          activities:
        Depreciation                  930,604         441,719     160,000
        Amortization                  245,677          93,322           0
        Provision for loss on
             discontinued operations,
             net of tax benefit     7,500,000               0           0
        Provision for deferred
             income tax            (2,670,782)        (44,906)    527,000
        Issuance for common stock
             for services              68,849

     Changes in assets and liabilities
           (net of effects
           from purchase of ENSA):
       (Increase) decrease in
             accounts receivable   (1,870,836)    (1,407,332)     191,200
       (Increase) in inventory        367,908       (160,636)       -
       (Increase) decrease in
             prepaid expenses and
             other current assets  (1,607,893)      (123,870)     323,615
       (Increase) in other assets  (1,798,548)      (442,325)     (11,474)
       Increase (decrease) in
             accounts payable and
             accrued expenses       1,749,255        777,942     (282,532)
       Increase in income
             taxes payable               -           507,918         -
                                   -----------    -----------   ---------
                                    2,914,234       (358,168)     907,809
                                   -----------    -----------   ---------
NET CASH  PROVIDED BY (USED IN)
     OPERATING ACTIVITIES          (4,136,847)     1,869,463    1,699,102
                                   -----------    -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquistion of ENSA            (8,085,181)
     Capital expenditures          (2,149,472)      (904,718)  (1,642,230)
                                  ------------    -----------  -----------
                                  (10,234,653)      (904,718)  (1,642,230)
                                  ------------    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable                 12,916,275     (8,876,929)     (48,906)
     Borrowings                         -            859,750      181,350
     Issuance of common stock           -         10,444,190       31,807
     Advances to Environmental
          Services of America, Inc.     -           (500,000)       -
     Decrease (increase) in
          restricted certificates
          of deposit                   94,736     (1,750,000)       -
                                   -----------    -----------  -----------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES          13,011,011        177,011      164,251
                                   -----------    -----------  -----------
NET INCREASE (DECREASE) IN CASH    (1,360,489)     1,141,756      221,123

CASH, at beginning of period        1,422,214        280,458       59,335
                                   -----------    ----------   -----------
CASH, at end of period           $     61,725   $  1,422,214   $  280,458
                                   ===========    ==========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest               $    602,000   $     51,030   $   46,588
                                   ===========    ==========   ===========
          Income taxes paid      $        -     $    975,633   $      -
                                   ===========    ==========   ===========

See notes to financial statements.

ERD WASTE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EIGHT MONTHS ENDED SEPTEMBER 30, 1996 AND YEAR ENDED JANUARY 31, 1996


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING OF COMMON SHARES

          On March 1, 1994, ERD Waste Corp., formerly Environmental Resources and Disposal, Inc. ("ERD") merged with a Delaware corporation organized for the purpose of changing the Company's situs to Delaware and effecting a recapitalization of stock. In the merger and recapitalization, each share of common stock was exchanged for 1,762.5 shares of common. All share amounts have been restated to give effect to this recapitalization. ERD has adopted a fiscal year ended September 30.

          The Company has authorized 2,000,000 shares of preferred stock $.001 par value per share.

          In May 1995, the Company completed an Initial Public Offering (the
     Offering) of 2,250,000 shares of its Common Stock. Net proceeds to the Company from the "Offering", after deduction of associated expenses, were approximately $12,113,000.

2.   LINE OF BUSINESS

          As a result of the acquisition of Environmental Services of America, Inc. ("ENSA") the Company operates as a diversified environmental services company specializing in the identification, management, treatment, transportation and disposal of hazardous and non-hazardous waste, remediation of hazardous waste sites, air quality testing and monitoring services and equipment, and consulting and technical support services related to all of the foregoing.

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

          g. Stock options - In October 1995 the Financial Accounting Standards
     Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
     No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning with the fiscal year ending January 31, 1996. SFAS
     No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value for the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees.

          h. Recent pronouncements - In March 1995 the FASB issued SFAS
     No.121,"Accounting for the Impairment of Long Lived Assets and For Long-
     Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption by the Company of this statement in the period ended September 30, 1996 did not have a material impact on the consolidated financial statements of the Company.

          i. Fair value of financial instruments - The amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments.

 4.  BUSINESS COMBINATIONS

          a. Effective May 1, 1996 the Company, ENSA Acquisition Corp. ("EAC"), and ENSA entered into an agreement and plan of merger (the "Original Merger
     Agreement") whereby EAC would be merged with and into ENSA, the result of which would be that ENSA would become a subsidiary of the Company.

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

          In April 1996, the Company entered into an Amended and Restated
     Agreement and Plan of Merger (the "Merger Agreement") with ENSA. Pursuant to the terms of the Merger Agreement, the Company, through its subsidiary
     ENSA Acquisition Corp. ("EAC"), acquired ENSA and its subsidiaries through the merger of EAC with and into ENSA. In order to facilitate the acquisition of ENSA, the Company, through EAC, initiated a tender offer
     (the "Offer") on April 4, 1996 for the purchase of shares of common stock of ENSA at a purchase price of $1.66 per share. The aggregate purchase price for all outstanding shares of common stock of ENSA, other than shares currently owned by the Company is $6,358,718. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer, a number of shares of common stock of ENSA representing at least a majority of the total number of outstanding shares of ENSA, other than those shares held by the Company, on a fully diluted basis as of the date such shares of common stock are accepted for payment pursuant to the Offer.

          Simultaneously with its entry into the Merger Agreement, the Company entered into a stock purchase agreement with in excess of 90% of the holders of each class of preferred stock of ENSA (the "Stock Purchase
     Agreement"). The aggregate purchase price for the shares of preferred stock of ENSA to be purchased pursuant to the Stock Purchase Agreement is $1,253,614. The closing of the Stock Purchase Agreement was conditioned upon, and closed simultaneously with, the consummation of the tender offer.

          On May 1, 1996, over 90% of ENSA's outstanding shares were tendered to the Company. On May 6, 1996, the formal closing was held and the Company made payment for the purchase of the tendered preferred and common stock.
          b. On April 16, 1994, ERD acquired ECT in a transaction accounted for as a purchase. Results of ECT's operations subsequent to the date are included in these consolidated financial statements. In the transaction, ERD issued 312,500 of its common shares in exchange for all of ECT's issued and outstanding common shares. The acquisition was recorded at the historical cost of ECT's net assets acquired (approximately $170,000).

          c. In October, 1995, a newly fomed wholly owned subsidiary, Absorption
     Manufacturing and Technologies, Inc. ("AMT"), acquired certain assets and assumed certain liabilities of Environmental Absorbent Technologies, Inc.
     in exchange for 45,282 shares of the Company's common stock. These acquisition shares have not been registered under the Securities Act of 1933 and may not be sold or transferred by the seller otherwise than in compliance with the registration requirements of the Securities Act of 1933 or pursuant to an exemption from such requirements.

          The following summarizes the amounts allocated to the assets acquired and liabilities assumed in this transaction:

 Current assets              $        313,115

 Property and equipment               165,156

 Value of goodwill                  1,044,000
 acquired

 Current liabilities                 (529,287)

 Other liabilities                   (766,574)

 Value of ERD common
 shares issued to EATS
 shareholders                $        226,410

          The aforementioned transactions have been accounted for as purchases, and accordingly, the Company's results of operations includes the results of the acquired entities from their respective dates of acquisition. Pro-forma results of operations for the Company as if the aforementioned acquisitions took place on February 1, 1994 are as follows:

                        Eight
                        months        Years
                        ended         Ended
                        September     January      January
                        30, 1996      31, 1996     31, 1995

 Revenues              $27,422,306  $46,538,810    $39,848,267
 Net income            $(8,621,533) $  (483,211)   $   753,469

 Net income per share  $     (1.47) $     (0.09)   $      0.19

 Number of shares used
 in calculation          5,882,782    5,490,487      3,963,000




5.   STOCK REPURCHASE

          On August 31, 1995 the Company entered into to an agreement to reacquire the stock of two former officers of ECT. The Company purchased
     300,000 common shares from these officers for $2,150,000. In connection with the repurchase of such shares, the Company issued promissory notes to the two former stockholders, each in the original amount of $1,075,000. The promissory notes are collateralized by certificates of deposit owned by the Company in the amount of $1,150,000 at September 30, 1996. The notes, which bear interest at 6% per annum, are repayable in quarterly installments of $200,000 in the aggregate, with a final installment of $150,000 due
     February 1998. As the Company makes the required quarterly installments, an equal amount of collateral is released and becomes available for the Company's general use. The repurchased shares were not retired, and are available for future issuance by the Company.

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

6.   DISCONTINUED OPERATIONS

          On September 4, 1996, the Company received a complaint from the New
     York State Department of Environmental Conservation ("DEC") citing a number of alleged violations at the Company's Long Beach, New York incinerator
     ("Facility"). The DEC's complaint also indicated its intent to have the Facility closed. On November 7, 1996 the Company announced that it had reached an agreement with the New York State Attorney General acting on behalf of the DEC concerning the resolution of a complaint filed by the DEC on September 4, 1996 regarding the Company's operation of its incinerator in Long Beach, New York ("Facility"). The agreement reached on November 7,
     1996 includes a voluntary discontinuance of incineration at the Facility.
     In addition, the agreement includes modification of the Facility's permit to allow it to continue to operate as a solid waste transfer station for the waste streams it has previously processed as a waste to energy incinerator. In return for the resolution of all legal issues, the Company agreed to voluntarily cease incineration activities by March 31, 1997.

          The plan to convert the facility to a solid waste transfer station will involve the dismantling of a significant portion of the existing structure, and the remediation of the soil on and around the Facility. In addition, the Company estimates that significant legal and other consulting fees will be incurred in the management of the project. The estimated loss on the abandonment of the waste to energy facility includes the net book value of the Facility, the estimated costs to dismantle the facility, the legal and other fees associated with the project, partially offset by the estimated salvage value of the Facility's equipment and projected operating profits through the termination date of March 31, 1997. The following table is a calculation of the estimated loss on abandonment:


 Net book value of Facility      $11,500,000


 Costs to dismantle and            2,000,000
 professional fees

 Estimated salvage value of         (500,000)
 equipment

 Operating profits through          (500,000)
 termination date

 Loss on disposal                $12,500,000



     The following table sets forth, for the periods indicated, the revenues and results of operations of the Facility.

                Eight
                months                   Years
                ended                    Ended
                September         January     January
                30, 1996          31, 1996    31, 1995

 Revenues     $ 4,651,085        $10,205,133  $ 3,847,707

 Net income   $(7,167,998)(a)    $ 2,084,419  $   416,890
 (loss)

(a) Includes estimated loss on disposal, net of tax benefit, of $7,500,000


          ERD acquired the facilities prior owner,C&J Enterprises, Inc. in a transaction accounted for as a purchase. ERD paid and agreed to assume specified liabilities of C&J Enterprises, Inc. and its wholly owned subsidiary (Long Beach Recycling and Recovery Corp., (LBRR)), subject to certain adjustments. Among the liabilities assumed were certain Industrial
     Revenue Bonds. Cost of the acquisition was determined by totaling the amount of the liabilities assumed. The following summarizes the amounts allocated to the assets acquired and liabilities assumed in the transaction:

 Industrial revenue bonds                 $7,000,000

 Note payable                              1,500,000

 Other liabilities assumed, net            1,109,029

 Costs of the transaction                    105,375

 Cost of property, plant and equipment
 acquired                                 $9,714,404

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

          The Company was covered by insurance for both damage and business interruption. In November 1995, the Company settled its claim with the insurance company, collecting a total of $3,200,000, which was previously included in revenues. Because of the inability to determine exactly what costs it expended during the year for the incinerator and the appropriate portion of the recovery representing reimbursement for business interruption, the financial statements reflect the insurance recovery as revenues. All expenditures relating to the fire, the repair of the incinerator, and management's effort to both repair the incinerator and service customers have been included in expenses.

          Management believes that the incinerator has been brought back to its operating capability prior to the fire. Accordingly, the incinerator has been recorded at its cost through July 24, 1996 less appropriate depreciation.

7.   OTHER LONG TERM LIABILITIES

     Other long term liabilities consist of the following at September 30, 1996:

 Environmental Costs                            $2,833,000

 Severance costs                                   650,000

 Costs related to discontinued operations          850,000

 Accrued acquisition costs                         345,000

 Accrued professional fees and salaries            410,000

                                                 5,088,000




          (a) The three transfer stations operated by ENSA are on sites that have been contaminated as a result of prior useof the site or by prior use at an adjacent site. The Company is cooperating with the government regulatory agencies that have jurisdiction over its facilities to investigate, assess, and implement appropriate remediation measures to address these conditions. The Company has projected potential expenditures that may be required to conduct further investigations or studies and to remediate the sites to satisfy regulatory requirements. In developing these projections of potential remediation and compliance costs, the Company has relied, in part, on studies prepared by itself and an independent environmental engineering and consulting firm.

          The Company will also be required to upgrade its transfer stations to meet new regulatory and permit requirements, including the installation of emission controls for volatile organic compounds on the storage tanks at each facility to meet requirements with respect to air emissions.
                                     F-11

          Estimates of potential costs related to these environmental matters is subject to significant inherent uncertainty. Estimates of costs of compliance and remediation are subject to a number of factors beyond the Company's control; therefore, actual costs could differ from these estimates and the differences could be material.

          (b) The former CEO of ENSA has alleged that the Company breached its obligations pursuant to an unsigned employment agreement providing for $225,000 per year for three years. In addition, the Company has agreed to pay the former CEO $200,000 per year for the nest two years.

          (c) Costs related to the discontinuance of the Company's incinerator in Long Beach, New York consist of estimated costs to dismantle the Facility, as well as estimated legal and other professional fees to be incurred in the process. The costs are stated net of estimated income from incineration operations through the date that the Company must cease incineration activities at the site, March 31, 1997.

8.   COMMITMENTS AND CONTINGENCIES

          The Company leases office facilities under the terms of operating leases with varying maturities through 2007. Minimum lease commitments under all operating leases for each of the next five years and thereafter are as follows:

 1997      $  1,490,000

 1998           478,000

 1999           344,000

 2000           290,000

 2001           300,000

 Thereafter   1,593,000

          Certain of the leases contain renewal options ranging from five to ten years. Additionally, two leases provide the Company with an option to purchase the related property. Rent expense aggregated approximately
     $594,000, $256,000 and $175,000 for the eight months ended September 30, 1996 and the years ended January 31, 1996 and 1995, respectively.


          The Company is subject to a number of lawsuits arising from the conduct of the prior owners of the waste facility. While the ultimate results of the litigation commenced and potential litigation cannot be determined, management does not expect that any of the matters will have a material adverse effect on the consolidated financial position of the Company.


9.   PROPERTY, PLANT AND EQUIPMENT

          The following is a summary for property, plant and equipment:


                              September    January
                              30, 1996     31, 1996

 Vehicles and equipment     $ 4,221,326  $   637,898


 Waste facility               -            9,341,645

 Building and building
 improvements                 4,959,040    2,220,440

 Other                          681,885      102,139


                              9,862,251   12,302,122

 Accumulated depreciation    (1,547,016)    (614,547)

                            $ 8,315,235  $11,687,575


10.  LONG TERM DEBT

     The long term debt is summarized as follows:

                                       September    January
                                       30, 1996     31, 1996

 Revolving credit note payable,
 bank, due April 1, 1998, (a)       $ 7,500,000    $ -
 1998, (a)


 Note payable, bank (a)               4,400,000      -


 Note Payable- Catalyst, payable in
 equal annual installments through
 1999                                   400,000     400,000

 Note payable - officer, due on
 demand, with interest at prime
 plus 1%                               642,949       -


 Notes Payable - Former                1,150,000  1,750,000
 Stockholders payable in quarterly
 installments of $200,000 with a
 final installment of $150,000 in
 February, 1998 at 6% per annum


 Various equipment and other           2,209,435    296,415
 installment notes payable in
 varying monthly amounts including
 interest ranging from 8% to 18.3%,
 with varying maturities through
 November 2001

 Other                                    -          69,740

                                      16,302,384  2,516,155

 Less current portion                  2,046,885  1,271,667

                                     $14,255,499 $1,244,488

     (a) In order to partially finance the purchase of the common stock and preferred stock of ENSA, in April 1996, the Company obtained and utilized the availability of a $7.5 million revolving credit facility (the
     "Revolving Facility") from Chemical Bank (the "Bank"and/or "lender") pursuant to a loan agreement (the "Loan Agreement"), dated March 29, 1996.
     The funds were actually borrowed on May 2, 1996. The Loan Agreement provides, among other things, for the payment by ERD of a commitment fee, payable monthly, computed at the rate of one quarter of one percent (1/4%) per annum (computed on the actual number of days elapsed over 360 days) on the average daily unused amount of the Bank's $7.5 million commitment.
     Revolving loans in respect of the Revolving Facility ("Revolving Loans") shall be, at the Company's request, either (i) Alternative Base Rate Loans
     (as defined) which bear interest calculated at the Alternative Base Rate
     (as defined) plus one half of one percent (1/2%) or (ii) Eurodollar Loans
     (as defined) which bear interest calculated at the adjusted LIBOR Rate (as defined) plus three and one half percent (3 1/2%)(or a combination thereof).

          Subject to the terms of the Loan Agreement, the Revolving Facility will be available until April 1, 1998, at which time, all outstanding principal and accrued interest under the Revolving Facility shall be due and payable.
          The Loan Agreement provides for the granting by the Company and each of the Guarantors listed above of a first priority security interest in all present and future accounts, contract rights, chattel paper, general intangibles, instruments and documents of the Company and such Guarantors then owned or thereafter acquired, and in all machinery and equipment acquired by the Company and such Guarantors after the date of the Loan
     Agreement.

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


          At September 30, 1996 the Company was in technical violation of a number of the covenants contained in the agreement. As of February 12, 1997, these violations were waived. Concurrently, the lender and the Company agreed on revised financial covenants for the remainder of the year ending September 30, 1997. The Company expects to be in compliance with the revised covenants at each measurement date.

          On June 6, 1996 and in August 1996, the Company borrowed an additional
     $4,400,000 (in the aggregate) from this lender pursuant to a demand promissory note (the "Note"). The Note bears interest at 1% above the lender's prime rate, as that term is defined in the agreement. The proceeds of the loan were utilized to repay existing credit facilities of ENSA
     (those in existence at the time of the acquisition of ENSA by ERD). The
     Note is collateralized by certain assets of the Company and its subsidiaries, as well as by a stand by letter of credit issued in favor of the mlender by American United Global, Inc. ("AUGI"), an affiliate of one of the Comapny's directors. In consideration for the letter of credit, the Company entered into an agreement with AUGI, dated May 30, 1996, as amended and restated by letter agreement dated October 8, 1996. Pursuant to the agreement, the Company agreed to pay interest and other charges incurred by AUGI with respect to the letter of credit. It was also agreed that should the letter of credit be called for payment, the Company would issue to AUGI its 12% note payable due the earlier of May 31, 1999, or the receipt of proceeds by the Company from any public or private placement of debt or equity securities subsequent to the calling of the letter of credit, or the completion of any bank financing by the Company to the extent of proceeds available after the repayment of previously oustanding collateralized indebtedness. Any of such notes issued pursuant to this agreement will be convertible by AUGI into shares of the Company's common stock at $4.40 per share.

11.  INCOME TAXES

          The provision for income taxes consists of the following:


                                 Eight
                                 months        Year
                                 ended         ended
                                 September     January
                                 30, 1996      31, 1996

 Current tax expense:


   U.S. Federal                $ 66,000      $ 935,000

   State and local               11,666        296,000

                                 77,666      1,231,000


 Deferred tax expense:


   U.S. Federal                  0             200,000

   State and local               0              50,000

                                 0             250,000



 Total provision              $ 77,666      $1,481,000

          Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1996 and January 31, 1996 are as follows:

                                 September     January
                                 30, 1996      31, 1996

 Deferred tax asset:

      Net operating loss       $ 1,592,000   $
 carryfowards

      Environmental              2,200,000
 liabilities

      Write-off of               5,000,000
 incinerator

                                 8,792,000


      Less:Valuation               740,000
 allowance

           Deferred tax asset    8,052,000

 Deferred tax liability:

      Insurance proceeds
 received treated as a             250,000      250,000
 basis reduction for tax
 purposes.

 Net deferred tax asset        $ 7,802,000   $ (250,000)
 (liability)


          Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of net operating loss carryforwards. Management believes that there is a risk that certain amounts may not be realized, and accordingly, has established a reserve against a portion of the deferred tax asset. Management believes that it is more likely than not that the net deferred tax asset will be realized through future pre-tax earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the future if management's estimates of near term pre-tax earnings are significantly reduced or alternative tax strategies are no longer viable.

          The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:


                                 Eight
                                 months        Year
                                 ended         ended
                                 September     January
                                 30, 1996      31, 1996


 Income tax provision at 34%   $ 66,000      $ 1,261,000


 State and local income          11,666
 taxes, net of Federal income                    220,000
 effect

                                 77,666        1,481,000


12.  EMPLOYMENT AGREEMENTS

          The Company has entered into an employment agreement with its President and Chief Operating Officer of the Company, through December 31,
     1998. The agreement provides for a salary of $175,000 per annum commencing
     January 1, 1995, with annual increase of $25,000 per annum through the term of the agreement.

          The Company has also entered into an employment agreement with its Chairman of the Board and Chief Executive Officer of the Company, through December 31, 1998. The employment agreement provides for a salary of $100,000 per annum commencing January 1, 1994.

          The Company has also entered into an agreement with the President of ECT which extends through March 3, 1996. The employment agreement provides for an annual salary of $60,000 plus additional compensation based on the pre-tax earnings of ECT through the relevant period. In addition, the Company is obligated to pay such shareholders certain amounts pursuant to a non compete agreement signed in connection with the common stock repurchase described in Note 6.

13.  EMPLOYEE STOCK OPTIONS

          The Company has established the 1994 Stock Option Plan under which employees of the Company may receive incentive stock options for up to 500,000 shares of common stock. During May, 1994, 445,000 options were granted pursuant to the plan, exercisable at $4.00 per share for two years.



14.  MAJOR CUSTOMERS

          During the eight months ended September 30, 1996, one customer accounted for approximately 17.4% of consolidated revenues.

15.  SUBSEQUENT EVENT


          In December 1996 the Company commenced a private offering of its common shares in the form of units. The private placement calls for the sale of up to 150 units (but not less than 20 units) at a price of $25,000 per unit. The units will consist of a number of common shares and an equal number of warrants to purchase common shares. The number of shares (and warrants) is to be dtermined by dividing the purchase price per unit by 90% of the average closing bid price for the Company's common stock for the ten trading days immediately preceding the date of the closing of the offering.


16.  EIGHT MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)


     The following table sets forth the Company's unaudited summarized results of operations for the eight months ended September 30, 1995:

 Revenues                          $7,929,036

 Gross profit                       5,252,879

 Selling, general and
 administrative                     2,405,375

 Income from operations             2,847,504

 Income taxes                       1,090,953

 Net income                        $1,781,763


