Form 10KSB/A
period 1996-09-30
ERD WASTE CORP
filed 1997-04-14
CIK 921512

ERD Waste Corp.
937 East Hazelwood Avenue
Rahway, New Jersey 07065


March 3, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

RE:  Amended Report on Form 10-KSB of ERD Waste Corp.


Dear Sir/Madam:

     On behalf of ERD Waste Corp. (the "Company") and in accordance with
Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, enclosed herewith for filing is the Company's amended Report on Form 10-KSB-A for the period ending September 30, 1996.

     The sole amendment involves the designation of Joseph Wisneski as Principal Accounting Officer on the signature page.


Sincerely,

T. Kevin Sheehy
General Counsel


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB-A

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

                                 ERD WASTE CORP.


(Registrant)


By                           /s/ Joseph J. Wisneski
              Joseph J. Wisneski, President and Chief Operating Officer
                        and Principal Accounting Officer

                                February 12, 1997
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            /s/ Joseph J. Wisneski
              Joseph J. Wisnski, President and Chief Operating Officer
                        and Principal Accounting Officer

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


