Form 10QSB
period 1997-03-31
ERD WASTE CORP
filed 1997-05-21
CIK 921512

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   March 31, 1997

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


     Number of shares outstanding of the issuer's class of common stock, $.001 par value, as of May 12, 1997: 6,896,743


                                 ERD WASTE CORP.
                                AND SUBSIDIARIES


Item 1 - Financial Statements.

          ERD Waste Corp. and Subsidiaries Consolidated Financial Statements for the six month and three month periods ended March 31, 1997 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE #


Index to Financial Statements                                             F-1

Consolidated Balance Sheets - March 31, 1997
      (Unaudited) and September 30, 1996                                  F-2

Consolidated Statements of Operations - for the
       six months ended March 31, 1997 and 1996 (Unaudited)               F-3

Consolidated Statements of Operations - for the
       three months ended March 31, 1997 and 1996 (Unaudited)             F-4

Consolidated Statements of Stockholders' Equity -
          March 31, 1997 (Unaudited) and September 30, 1996               F-5

Consolidated Statements of Cash Flows - for the
          six months ended March 31, 1997 and 1996 (Unaudited)            F-6

Notes to Consolidated Financial Statements                                F-7

                        ERD WASTE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               March 31,        September 30,
                                                 1997               1996
                                             (Unaudited)
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $     211,478       $        61,725
  Restricted certificates of deposit          1,207,282             1,655,363
  Accounts receivable, less allowance
    for doubtful accounts of $708,734
     and $1,042,833 respectively             10,154,611            11,631,456
  Prepaid expenses and other current assets   1,862,750             1,991,860
  Inventory                                     272,764               335,595
  Deferred income taxes                         750,000               750,000
              TOTAL CURRENT ASSETS           14,458,885            16,425,999

PROPERTY, PLANT and EQUIPMENT, less accumulated
  depreciation of $840,109 and $458,902
  respectively                                8,299,152             8,315,235

OTHER ASSETS:
  Goodwill, less accumulated amortization     9,642,078             9,800,045
  Covenants not to compete,
    less accumulated amortization               186,665               214,665
  Deferred tax benefit, less current portion  7,291,208             7,052,069
                 TOTAL OTHER ASSETS          17,119,951            17,066,779

                                         $   39,877,988        $   41,808,013


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    6,349,437        $     8,863,276
  Accrued expenses and taxes payable          3,900,536              5,197,162
  Current portion- notes payable              3,185,264              2,046,885
           TOTAL CURRENT LIABILITIES         13,435,237             16,107,323

LONG-TERM DEBT, less current portion         14,159,164             14,255,499

OTHER LONG TERM PAYABLES                      4,654,371              5,088,000

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares, $.001 par value; none issued
   and outstanding                                 -                     -
  Common stock, authorized 15,000,000
    shares, $.001 par value;
    6,896,743 and 5,882,782 shares issued
    and outstanding, respectively                 6,897                  5,883
  Additional paid in capital                 12,186,269             10,556,550
  Retained earnings (deficit)                (4,563,950)            (4,205,242)
             TOTAL STOCKHOLDERS' EQUITY       7,629,216              6,357,191

                                          $  39,877,988        $    41,808,013


                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Six Months ended
                                                           March 31,
                                                      1997         1996
                                                          (Unaudited)
REVENUES:
     Net sales                                    $ 16,671,256   $  5,494,052

COST OF SALES                                       10,413,588      1,919,645

     GROSS PROFIT                                    6,257,668      3,574,407

OPERATING EXPENSES:
     Selling, general and
         administrative expenses                     5,779,265      2,171,858
     Depreciation                                      402,593        220,860
     Amortization                                      236,984         46,662
     TOTAL OTHER OPERATING EXPENSES                  6,418,842      2,439,380

INCOME (LOSS) FROM OPERATIONS                       (  161,174)     1,135,027

OTHER INCOME AND EXPENSES:
     Interest and dividend income                       32,744         70,119
     Interest expense                                 (574,045)       (67,524)
     Other, net                                        104,628         33,302
     TOTAL OTHER INCOME AND EXPENSES                  (436,673)        35,897

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                (  597,847)     1,170,924

PROVISION FOR INCOME TAXES                          (  239,139)       550,078

INCOME (LOSS) FROM CONTINUING OPERATIONS            (  358,708)       620,846

DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $124,850 respectively                             -           263,161
     INCOME FROM
        DISCONTINUED OPERATIONS                           -           263,161

NET INCOME (LOSS)                                 $ (  358,708)   $   884,007

INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS                     $ (     0.06)   $       0.10

     INCOME FROM
       DISCONTINUED OPERATIONS                   $       -       $       0.05

     NET INCOME (LOSS)
       PER COMMON SHARE                          $ (     0.06)   $       0.15

     WEIGHTED AVERAGE
       NUMBER OF SHARES                              6,209,362      5,825,111



                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months ended
                                                              March 31,
                                                         1997         1996
                                                           (Unaudited)
REVENUES:
     Net sales                                     $  7,675,689   $  2,200,534

COST OF SALES                                         5,301,609      1,064,122

     GROSS PROFIT                                     2,374,080      1,136,412

OPERATING EXPENSES:
     Selling, general and
         administrative expenses                      2,650,931        658,820
     Depreciation                                       210,932        110,430
     Amortization                                       142,612         23,331
     TOTAL OTHER OPERATING EXPENSES                   3,004,475        792,581

INCOME (LOSS) FROM CONTINUING OPERATIONS             (  630,395)       343,831

OTHER INCOME AND EXPENSES:
     Interest and dividend income                         9,899)        17,468
     Interest expense                                (  259,618)    (   33,762)
     Other, net                                          40,654         16,651
     TOTAL OTHER INCOME AND EXPENSES                 (  209,065)           357

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                 (  839,460)       344,188

PROVISION FOR INCOME TAXES                           (  335,784)       146,047

INCOME FROM CONTINUING OPERATIONS                    (  503,676)       198,141

DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $124,850 respectively                              -            75,891
     INCOME FROM
        DISCONTINUED OPERATIONS                            -            75,891

NET INCOME (LOSS)                                  $ (  503,676)  $    274,132

INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS                       $ (     0.08)  $       0.03

     INCOME FROM
       DISCONTINUED OPERATIONS                     $       -      $       0.01

     NET INCOME (LOSS)
       PER COMMON SHARE                            $ (     0.08)  $       0.04

     WEIGHTED AVERAGE
       NUMBER OF SHARES                               6,537,957      5,832,782


                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Retained
                                    Common Stock         Paid in   Earnings
                                 Shares      Amount      Capital   (Deficit)
Total


Balance-

January 31, 1995      3,837,500  $  3,838  $    169,266 $   749,308  $ 922,412

Common shares
 issued in connection
 with public offering 2,250,000     2,250    12,110,720         -   12,112,970

Reacquisition of
   common  shares      (300,000)     (300)   (2,018,600)   (131,100)(2,150,000)

  Issuance of common
   shares in connection
   with the acquisition
   of EATS, Inc.         45,282        45       226,365          -      226,410

  Net income               -            -          -       2,227,631  2,227,631

Balance-
  January 31, 1996    5,832,782     5,833    10,487,751   12,845,839 13,339,423

Issuance of
   common stock          50,000        50        68,799       -          68,849

  Net loss                -            -           -     (7,051,081)(7,051,081)

Balance-
  September 30, 1996  5,882,782     5,883    10,556,550  (4,205,242)  6,357,191

Issuance of
  common stock        1,013,961     1,014     1,629,719        -      1,630,733

  Net loss                 -          -           -     (  358,708)   (358,708)

Balance-
  March 31, 1997      6,896,743    $6,897   $12,186,269 $(4,563,950) $7,629,216
   (Unaudited)

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six months ended
                                                               March 31,
                                                          1997          1996
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    (358,708)   $884,007
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
   Depreciation                                           402,593     220,860
   Amortization                                           236,984      46,662
   Gain on sale of assets                                (  8,058)        -
   Provision for deferred
    income tax                                           (239,139)        -

  Changes in assets and liabilities
   (net of effects from purchase of ENSA):
  (Increase) decrease in
    accounts receivable                                 1,476,845  (1,401,439)
  Decrease  in inventory                                   62,831    (193,787)
  (Increase) decrease in
    prepaid expenses and
    other  current assets                                 129,110    (661,986)
  (Increase)  decrease in other assets                       -         80,838
  Increase (decrease) in
    accounts payable and
    accrued expenses                                   (3,861,482)  3,275,362
  Increase in income
    taxes payable                                          -         (455,962)
                                                       -----------  ----------
                                                       (1,800,316)    910,548

NET  CASH   PROVIDED  BY
  (USED IN)  OPERATING  ACTIVITIES                     (2,159,024)  1,794,555

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (  476,452) (1,157,500)
  Proceeds from sale of assets                             98,000         -

                                                       (  378,452) (1,157,500)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable                                            608,415  (3,420,786)
 Issuance of common stock                               1,630,733     295,214
 Decrease (increase) in
   restricted certificates
   of deposit                                             448,081   1,609,338
NET CASH  PROVIDED BY  FINANCING ACTIVITIES             2,687,229  (1,516,234)

NET INCREASE (DECREASE) IN  CASH                          149,753  (  879,179)

CASH, at  beginning of period                              61,725   1,102,559

CASH, at end of  period                               $   211,478   $ 223,380

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                            $   630,423  $   67,524
  Income taxes paid                                   $      -     $       -


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

Note 2 - Acquisition of Environmental Services of America, Inc. ("ENSA")

      On May 5, 1996, ENSA Acquisition Corp. ("EAC"), a wholly owned subsidiary of the Company, acquired approximately 93% of ENSA's outstanding common stock through a tender offer whereby the shareholders of ENSA received $1.66 for each share owned. The Company intends to purchase the remaining outstanding shares of ENSA in a subsequent "mop up". The total cost of the acquisition is currently estimated at $10,000,000 which includes amounts paid to shareholders of ENSA and related legal and other professional costs incurred in completing the transaction. The transaction is accounted for as a purchase, and the financial results of ENSA are reported prospectively beginning in May, 1996.

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


Note 3 - Loan From Principals and Affiliates

      During the six months ended March 31, 1997, the Company's Chairman and Chief Executive Officer loaned the Company $300,000. The advance is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank.

      In February 1997, the Company borrowed $500,000 from an affiliate of its Chairman and Chief Executive Officer. The loan is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank.

Note 4 - Private Offering of Stock

     In December 1996, the Company commenced a private offering if its common stock in the form of Units. The private placement calls for the sale of up to 150 Units (but not less than 20 Units) at a price of $25,000 per Unit. The Units consist of a number of common shares and an equal number of warrants to purchase common shares. The number of shares (and warrants) is to be determined by dividing the purchase price per Unit by 90% of the average closing bid price for the Company's common stock for the ten trading days immediately preceding the date of the closing of the offering. Through March 31, 1997, the Company has issued 813,961 shares of its common stock and received $1,269,492 in net proceeds from the private placement.

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

Results of Operations:


     The following table sets forth the operating data of the company as a percentage of revenues for the periods indicated:


                                        Six Months Ended
                                           March 31,
                                        1997       1996

Revenues                               100.0%     100.0%

Cost of sales                           62.5       34.9

  Gross margin                          37.5       65.1

Selling, general and administrative
      expenses                          34.7       39.5
Depreciation and amortization            3.8        4.9
                                        38.5       44.4

Income from operations                  (1.0)      20.7
     Other, net                         (2.6)       0.6
Income before income taxes              (3.6)      21.3
          Provision for income taxes    (1.4)      10.0
Net income from continuing operations   (2.2)      11.3
Discontinued operations                   -         4.8
Net income                              (2.2)%     16.1%

     Revenues: For the first six months of fiscal 1997, revenues were $16,671,256, an increase of $11,177,204 over revenues from the same period of the previous year. The increase in sales was primarily due to the May, 1996 acquisition of more that 90 percent of the outstanding common stock of Environmental Services of America, Inc. The Company typically reports reduced revenues during the winter months. Revenues during the winter months of 1997 were further reduced primarily as a result of adverse industry reaction to the discontinuance of the Company's Long Beach Facility as well as the strain on the Company's resources, both in terms of the expenses incurred and the management time required in addressing the issues related to the Long Beach
Facility.   The Company  believes it has adequately addressed this issue and does not anticipate continued adverse reaction.

A summary of consolidated revenues by business segment is as follows:

                                     Six Months Ended  Six Months Ended
                                     March 31,1997     March 31, 1996

                                        $         %         $         %

ERD-IL                                531,585   3.2%      827,401   37.6%

AMTI                                  384,103   2.3%      642,556   29.2%

ERD-IN                                650,000   3.9%      125,430    5.7%

TSD Facilities                      5,460,977  32.8%         -       0.0%

Consulting                          6,960,119  41.7%         -       0.0%

Remediation                         2,684,472  16.1%      605,147    27.5%
                                  $16,671,256 100.0%   $2,200,534   100.0%


     On a proforma basis, sales for the six months ended March 31, 1997 declined approximately $5,500,000 from the comparable period the prior year. Management believes the decline in sales is due, in part, to the negative publicity generated from the closure of the Long Beach Facility.

The following summarized proforma financial information from continuing operations assumes the acquisitions occurred at October 1, 1995, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                Six Months Ended         Six Months Ended
                                 March 31, 1997           March 31, 1996

Net sales                          $16,671,256              $21,105,549

Net loss                           $  (358,708)             $  (509,445)

Loss per common share              $      (.06)             $      (.09)


                                        2


     Cost of Sales: For the six months ended March 31, 1997, cost of sales rose $8,493,943 over the comparable period for the prior year. The increase is primarily due to the increased sales. In addition, the businesses started and acquired by the Company over the last year operate with higher direct costs as a percentage of sales compared to the Company's other businesses. The Company also encountered higher than expected costs during the winter months of 1997. The Company does not expect this trend to continue.

     Gross Profit: Compared to the same period of the prior year, gross profit on sales increased $2,683,261 to $6,257,668 in the first six months of fiscal 1997, as a result of the increase in sales. Gross profit margins declined, however, from 65.1 percent of sales to 37.5 percent of sales. The decline in the margin percentage was primarily due to the Company's new acquisitions which operate at lower profit margins.

     Selling, general, and administrative expenses: Selling, general, and administrative expenses were $5,779,265 in the first six months of fiscal 1997, compared to $2,171,858 in the same period of the previous fiscal year. As a percentage of sales, selling, general and administrative expenses declined from
39.5 percent in the first six months of fiscal 1996 to 34.7 percent in the first six months of fiscal 1997.

     The Company reduced operating expenses as a percentage of sales by staff reductions, consolidation of duplicative administrative/accounting departments, and the implementation of strict fiscal controls at the acquired entities. Similar efforts are expected to continue.

     Depreciation  and amortization:   Depreciation  and amortization  rose from
$267,522 in the first six months of fiscal 1996 to $639,677 in fiscal 1997.

     Interest expense: Interest expense rose $506,521 in the first six months of fiscal 1997 as compared to the same period of fiscal 1996. The increase in interest expense is primarily due to additional bank borrowings of $11,900,000 and indebtedness of ENSA of approximately $1,039,000 which the Company assumed upon acquisition.

     Net Income from Continuing Operations: For the six months ended March 31, 1997, net loss was $358,708 ($.06 per share) as compared to net income of $620,846 ($0.10 per share) for the for six months ended March 31, 1996, a 158 percent decrease. The decrease is primarily attributable to the increase in the Company's interest expense and increased costs during the winter months.

     Discontinued Operations: For the six months ended March 31, 1997, net loss from discontinued operations amounted to $19,463, net of income taxes of approximately $12,976 on revenues of $2,359,906. At September 30, 1996, the Company had recorded a loss on disposal of its Long Beach Facility amounting to $7,500,000 which included an estimate of operating income through the termination date. As a result of this accrual at September 30, 1996, the net loss from discontinued operations for the six months ended March 31, 1997 has been reflected as a decrease in accrued expenses payable.

LIQUIDITY AND CAPITAL RESOURCES:

     On March 31, 1997, the Company had working capital of $(1,026,648) as compared to working capital of $318,676 at September 30, 1996. At March 31, 1997, the Company did not meet some of its covenants under the loan agreement and the bank was unable to produce waivers in time for the filing of this Form 10QSB. Based on discussions with an appropriate bank officer, management believes that it will be able to obtain the appropriate waivers within the next two weeks. In the event the bank does not issue the waivers, the $7,500,00 loan from the bank due on April 1, 1998 will be reclassified as a current liability.

     During the six months ended March 31, 1997, the Company utilized approximately $1,800,000 of cash in it's operating activities. This was primarily a result of the reduction in accounts payable and accrued expenses amounting to approximately $3,860,000. This reduction was partially funded by equity funds raised in the Company's private placement, loans from principals and affiliates and collection of accounts receivable. The Company is currently seeking to refiance its long term credit facility and provide the Company with additional working capital.

     The Company needs additional financing to support its operations, to complete the purchase of the remaining ENSA Common Stock, as well as to provide necessary working capital for the Company. Among the sources of funds being pursued by the Company are:

          1) private placement of common stock;
          2) additional funding from commercial banks;
          3) replacement of restricted certificates of deposits with payment bonds; and,
          4) subordinated and/or convertible debt financing.

                                        3


                           PART II - OTHER INFORMATION


Item 1     Legal Proceedings.

           On April 10, 1997, the Company entered into a Consent Order with the Attorney General of the State of New York and the New York State Department of Environmental Conversation. The Order provides that the Company will permanently cease operation of its Long Beach, New York facility both as an incinerator and as a solid waste transfer station, effective April 10, 1997. The Consent Order also defines the obligations of the Company with respect to the closure of the site pursuant to its permit, the cost of which the Company does not anticipate at this time to be material. Upon completion and approval of the implimentation of the closure plan provided for in the Consent Order, the Company will receive a Release and Covenant Not to Sue by the State for any investigation or remediation of site conditions addressed by the closure plan. The Consent Order does not resolve the claims between the Company and the City of Long Beach, including all claims arising under the Disposal Agreement and the leases relating to the facility.

Item 2     Changes in Securities.

           During the three months ended March 31, 1997, the Company sold 542,121 shares of its Common Stock and warrants to purchase an additional 542,121 shares of its Common Stock. Net proceeds from the sale amounted to $849,870.

Item 3     Defaults Upon Senior Securities.

           None.

Item 4     Submission of Matters to a Vote of Security Holders.

           None.

Item 5     Other Information.

           Effective May 9, 1997, the listing of the Company's shares was switched to the NASDAQ Small Cap Market from the NASDAQ
           National Market.

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


                                 ERD WASTE CORP.
                                  (Registrant)



 May 20, 1997                            s/s Joseph Wisneski
        Date                             Joseph Wisneski
                                         President



 May 20, 1997                           s/s Kenneth S. Weiner
        Date                             Kenneth S. Weiner
                                         Chief Financial Officer