Form 10QSB
period 1997-06-30
ERD WASTE CORP
filed 1997-08-14
CIK 921512

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1997
                                                 -------------

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
     Commission file number 33-76200

                               ERD WASTE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                               11-3121813
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
Identification No.)                            Identification No.)



              937 East Hazelwood Avenue, Bldg. 2, Rahway, NJ 07065
              ----------------------------------------------------
               (Address of principal executive offices) Zip Code)


                                 (908) 381-9229
                                 --------------
             (Registrant's telephone number, including area code)


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

     Number of shares outstanding of the issuer's class of common stock, $.001 par value, as of August 12, 1997: 7,473,028





                                 ERD WASTE CORP.
                                AND SUBSIDIARIES


Item 1 - Financial Statements.
------------------------------

          ERD Waste Corp. and Subsidiaries Consolidated Financial Statements for the nine month and three month periods ended June 30, 1997 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE #


Index to Financial Statements                                       F-1

Consolidated Balance Sheets - June 30, 1997
      (Unaudited) and September 30, 1996                            F-2

Consolidated Statements of Operations - for the
          nine months ended June 30, 1997 and 1996 (Unaudited)      F-3

Consolidated Statements of Operations - for the
          three months ended June 30, 1997 and 1996 (Unaudited)     F-4

Consolidated Statements of Stockholders' Equity -
          June 30, 1997 (Unaudited) and September 30, 1996          F-5

Consolidated Statements of Cash Flows - for the
          nine months ended June 30, 1997 and 1996 (Unaudited)      F-6

Notes to Consolidated Financial Statements                          F-7



                        ERD WASTE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               June 30,        September 30,
                                                 1997               1996
                                             -----------       -------------
                                             (Unaudited)

                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $      97,416       $        61,725
  Restricted certificates of deposit            937,747             1,655,363
  Accounts receivable, less allowance
    for doubtful accounts of $712,730
     and $1,042,833 respectively             10,523,512            11,631,456
  Prepaid expenses and other current assets   2,064,498             1,991,860
  Inventory                                     257,608               335,595
  Deferred income taxes                            -                  750,000
                                             ----------            ----------
              TOTAL CURRENT ASSETS           13,880,781            16,425,999
                                             ----------            ----------
PROPERTY, PLANT and EQUIPMENT, less accumulated
  depreciation of $1,057,334 and $458,902
  respectively                                7,872,652             8,315,235
                                             ----------            ----------
OTHER ASSETS:
  Goodwill, less accumulated amortization     9,564,484             9,800,045
  Covenants not to compete,
    less accumulated amortization               172,665               214,665
  Deferred tax benefit, less current portion  8,903,309             7,052,069
                                             ----------            ----------
                 TOTAL OTHER ASSETS          18,640,458            17,066,779
                                             ----------            ----------

                                         $   40,393,891        $   41,808,013
                                             ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    8,885,757        $     8,863,276
  Accrued expenses and taxes payable          5,211,384              5,197,162
  Current portion- notes payable              8,817,390              2,046,885
                                             ----------             ----------
           TOTAL CURRENT LIABILITIES         22,914,531             16,107,323
                                             ----------             ----------

LONG-TERM DEBT, less current portion          6,442,193             14,255,499
                                             ----------             ----------
OTHER LONG TERM PAYABLES                      4,266,390              5,088,000
                                             ----------             ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares, $.001 par value; none issued
   and outstanding                                 -                     -
  Common stock, authorized 15,000,000
    shares, $.001 par value;
    7,473,028 and 5,882,782 shares issued
    and outstanding, respectively                 7,473                  5,883
  Additional paid in capital                 12,627,742             10,556,550
  Retained earnings (deficit)                (5,864,438)            (4,205,242)
                                             ----------             ----------
             TOTAL STOCKHOLDERS' EQUITY       6,770,777              6,357,191
                                             ----------             ----------
                                          $  40,393,891        $    41,808,013
                                             ==========             ==========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Nine Months ended
                                                           June 30,
                                                      1997         1996
                                                      ----         ----
                                                          (Unaudited)
REVENUES:
     Net sales                                  $ 23,404,269   $ 13,691,409

COST OF SALES                                     16,152,962      6,537,473
                                                  ----------     ----------
     GROSS PROFIT                                  7,251,307      7,153,936
                                                  ----------     ----------
OPERATING EXPENSES:
     Selling, general and
         administrative expenses                   8,336,348      4,092,356
     Depreciation                                    620,049        528,905
     Amortization                                    362,369        119,982
                                                  ----------     ----------
     TOTAL OTHER OPERATING EXPENSES                9,318,766      4,741,243
                                                  ----------     ----------
INCOME (LOSS) FROM OPERATIONS                     (2,067,459)     2,412,693
                                                  ----------     ----------
OTHER INCOME AND EXPENSES:
     Interest and dividend income                     53,866         87,891
     Interest expense                               (889,063)      (274,883)
     Other, net                                      137,331         49,953
                                                  ----------     ----------
     TOTAL OTHER INCOME AND EXPENSES                (697,866)      (137,039)
                                                  ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                              (2,765,325)     2,275,654

PROVISION FOR INCOME TAXES                        (1,106,129)       985,373
                                                  ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS          (1,659,196)     1,290,281
                                                  ----------     ----------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $288,115 respectively                           -           432,172
                                                  ----------      ----------
     INCOME FROM
        DISCONTINUED OPERATIONS                         -           432,172
                                                  ----------      ----------
NET INCOME (LOSS)                               $ (1,659,196)   $  1,722,453
                                                  ==========      ==========
INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS                    $ (     0.26)   $      0.22
                                                  ==========      =========
     INCOME FROM
       DISCONTINUED OPERATIONS                  $       -       $      0.07
                                                  ==========      =========
     NET INCOME (LOSS)
       PER COMMON SHARE                         $ (     0.26)   $      0.29
                                                  ==========      =========
     WEIGHTED AVERAGE
       NUMBER OF SHARES                            6,491,262      5,843,717
                                                   =========      =========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months ended
                                                              June 30,
                                                         1997         1996
                                                         ----         ----
                                                            (Unaudited)

REVENUES:
     Net sales                                     $  6,733,013   $  8,197,357

COST OF SALES                                         5,739,374      4,617,828
                                                      ---------      ---------
     GROSS PROFIT                                       993,639      3,579,529
                                                      ---------      ---------
OPERATING EXPENSES:
     Selling, general and
         administrative expenses                      2,557,083      1,920,498
     Depreciation                                       217,456        308,045
     Amortization                                       125,385         73,320
                                                      ---------      ---------
     TOTAL OTHER OPERATING EXPENSES                   2,899,924      2,301,863
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,906,285)     1,277,666
                                                      ---------      ---------
OTHER INCOME AND EXPENSES:
     Interest and dividend income                        21,122         17,772
     Interest expense                                (  315,018)    (  207,359)
     Other, net                                          32,703         16,651
                                                      ---------      ---------
     TOTAL OTHER INCOME AND EXPENSES                 (  261,193)    (  172,936)
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                 (2,167,478)     1,104,729
                                                      ---------      ---------
PROVISION FOR INCOME TAXES                           (  866,990)       435,295
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,300,488)       669,435
                                                      ---------      ---------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $112,674 respectively                              -           169,011
                                                      ---------      ---------
     INCOME FROM
        DISCONTINUED OPERATIONS                            -           169,011
                                                      ---------      ---------
NET INCOME (LOSS)                                  $ (1,300,488)  $    838,446
                                                      =========      =========
INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS                       $ (     0.18)  $       0.11
                                                      =========      =========
    INCOME FROM
       DISCONTINUED OPERATIONS                     $       -      $       0.03
                                                      =========      =========
     NET (LOSS) INCOME
       PER COMMON SHARE                            $ (     0.18)  $       0.14
                                                      =========      =========
     WEIGHTED AVERAGE

       NUMBER OF SHARES                               7,055,063      5,881,134
                                                      =========      =========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Retained
                            Common Stock        Paid in   Earnings
                         Shares      Amount     Capital   (Deficit)    Total
                         ------      ------     --------   ---------  ---------

Balance-
 January 31, 1995       3,837,500  $  3,838  $   169,266 $   749,308  $ 922,412

 Common shares
   issued in connection
   with public offering 2,250,000     2,250   12,110,720        -    12,112,970

 Reacquisition of
   common shares         (300,000)     (300)  (2,018,600)   (131,100)(2,150,000)

 Issuance of common
   shares in connection
   with the acquisition
   of EATS, Inc.           45,282        45      226,365        -       226,410

 Net  income                 -           -          -      2,227,631  2,227,631
                        ---------     -----   ----------  ---------- ----------
Balance-
 January 31, 1996       5,832,782     5,833   10,487,751  12,845,839 13,339,423

Issuance of
  common stock             50,000        50       68,799        -        68,849

 Net loss                    -           -           -    (7,051,081)(7,051,081)
                        ---------     -----   ----------   ---------  ---------
Balance-
 September 30, 1996     5,882,782     5,883   10,556,550  (4,205,242) 6,357,191

Issuance of
 common stock           1,590,246     1,590    2,071,192        -     2,072,782

 Net loss                    -           -           -    (1,659,196)(1,659,196)
                        ---------     -----   ----------   ---------  ---------
Balance-
 June 30, 1997
  (Unaudited)           7,473,028    $7,473  $12,627,742 $(5,864,438)$6,770,777
                        =========     =====   ==========   =========  =========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine months ended
                                                             June 30,
                                                       1997          1996
                                                       ----          ----
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $  (1,659,196)    $1,722,453
                                                     ---------      ---------
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
   Depreciation                                        620,049        528,905
   Amortization                                        362,369        119,982
   Gain on sale of assets                           (   39,153)          -
   Provision for deferred
    income tax                                      (1,101,240)          -

  Changes in assets and liabilities
   (net of effects from purchase of ENSA):
  (Increase) decrease in
    accounts receivable                              1,107,944     (1,636,138)
  Decrease in inventory                                 77,987     (  193,787)
  (Increase) decrease in
    prepaid expenses and
    other current assets                           (    72,638)    (1,134,940)
  (Increase) decrease in other  assets                    -        (1,348,911)
  Increase (decrease) in
    accounts payable and
    accrued expenses                                    36,703        763,054
  Increase in income
    taxes payable                                         -             -
                                                     ---------      ---------
                                                       992,021     (2,901,835)
                                                     ---------      ---------
NET CASH PROVIDED BY
  (USED IN) OPERATING  ACTIVITIES                 (    667,175)    (1,179,382)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of ENSA                                     -        (8,085,181)
  Capital expenditures                            (    352,647)    (1,487,958)
  Proceeds from sale of assets                         129,526          -
                                                     ---------      ---------
                                                  (    223,121)    (9,573,139)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable                                      (1,864,411)     9,800,699
 Issuance  of common stock                           2,072,782        364,063
 Decrease (increase) in
   restricted certificates
   of deposit                                          717,616      1,609,338
                                                     ---------     ----------
NET CASH  PROVIDED BY FINANCING  ACTIVITIES            925,987     11,774,100
                                                     ---------     ----------
NET INCREASE (DECREASE) IN CASH                         35,691     (1,021,579)

CASH, at beginning of period                            61,725      1,102,559
                                                     ---------     ----------
CASH, at end of period                             $    97,416   $     80,980
                                                     =========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                        $    630,423   $    361,200
                                                     =========      =========
  Income taxes paid                               $      -       $       -
                                                     =========      =========

                       See notes to financial statements.

                                 ERD WASTE CORP.
                                and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

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

Note 2 - Acquisition of Environmental Services of America, Inc. ("ENSA")
         ---------------------------------------------------------------
On May 5, 1996, ENSA Acquisition Corp. ("EAC"), a wholly owned subsidiary of the Company, acquired approximately 93% of ENSA's outstanding common stock through a tender offer (the "ENSA Acquisition") whereby the shareholders of ENSA received $1.66 for each share owned. The Company intends to purchase the remaining outstanding shares of ENSA in a subsequent "mop up". The total cost of the acquisition is currently estimated at $10,000,000 which includes amounts paid to shareholders of ENSA and related legal and other professional costs incurred in completing the transaction. The transaction is accounted for as a purchase, and the financial results of ENSA are reported prospectively beginning in May, 1996.

The net assets of ENSA at the time of acquisition, after adjustment for environmental, accounts receivable, legal, and other reserves were $1,102,949. The allocation of the purchase price and estimates of certain liabilities is subject to revision.

Effective October 1, 1995, the Company acquired the assets and assumed certain liabilities of Environmental Absorption Technologies, Inc., a manufacturer of recyclable products used to absorb oil and petroleum spills. The acquisition was recorded as a purchase. The initial purchase price of approximately $592,000 was paid by the issuance of 45,282 shares of common stock of the Company, cash of $343,000, and the assumption of specified liabilities.

Note 3 - Loan From Principals and Affiliates
         -----------------------------------
During the nine months ended June 30, 1997, the Company's Chairman and Chief Executive Officer loaned the Company $300,000. The advance is evidenced by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank.

In February 1997, the Company borrowed $500,000 from an affiliate of its Chairman and Chief Executive Officer. The loan is evidenced by a short term note, payable October 5, 1997, bearing interest at 2% above the prime lending rate of the Company's commercial bank.

Note 4 - Private Offering of Stock
         -------------------------
In December 1996, the Company commenced a private offering (the "Offering") of its common stock in the form of Units. The Offering called for the sale of up to 150 Units (but not less than 20 Units) at a price of $25,000 per Unit. The Units consisted of a number of common shares and an equal number of warrants to purchase common shares. The number of shares (and warrants) was determined by dividing the purchase price per Unit by 90% of the average closing bid price for the Company's common stock for the ten trading days immediately preceding the date of the relevant closing of the Offering. Through June 6, 1997, the date of the final closing of the Offering, the Company has, at various closings, issued an aggregate of 1,390,246 shares of its common stock and received an aggregate of $1,756,155 in net proceeds from the Offering.


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------
The Company is a diversified waste management company providing brokerage, advisory, consulting and technical services to the waste management industry.
The  Company   also  operates   treatment,  storage  and   disposal  facilities,
manufactures absorbent products and recently commenced recycling oil filters.

Results of Operations:

The following table sets forth the operating data of the company as a percentage of revenues for the periods indicated:


                                                         Nine Months Ended
                                                              June 30,
                                                           ---------------
                                                           1997       1996
                                                           ----       ----
Revenues                                                  100.0%     100.0%
Cost of sales                                              69.0       47.7
                                                          -----      -----
Gross margin                                               31.0       52.3
                                                          -----      -----
Selling, general and administrative
      expenses                                             35.6       29.9
Depreciation and amortization                               4.2        4.7
                                                          -----      -----
                                                           39.8       34.6
                                                          -----      -----
Income from operations                                    ( 8.8)      17.6
Other, net                                                ( 3.0)     ( 1.0)
                                                          -----      -----
Income before income taxes                                (11.8)      16.6
Provision for income taxes                                ( 4.7)       7.2
                                                          -----      -----
Net income from continuing operations                     ( 7.1)       9.4
Discontinued operations                                      -         3.2
                                                          -----      -----
Net income                                                ( 7.1)%     12.6%
                                                          =====      =====
Revenues:
---------
For the first nine months of fiscal 1997,  revenues were $23,404,269, an increase  of $9,712,860 over  revenues from the  same period of  the previous
year.   The increase in sales  was primarily due  to the ENSA Acquisition.   The
Company typically reports reduced  revenues during the winter months.   Revenues
during the current fiscal year were further reduced primarily as a result of adverse industry reaction to the discontinuance of the Company's Long Beach Facility as well as the strain on the Company's resources, both in terms of the expenses incurred and the management time required, in addressing the issues related to the Long Beach Facility.

A summary of consolidated revenues by business segment is as follows:

                                Nine Months Ended    Nine Months Ended
                                   June 30,1997        June 30, 1996
                                -----------------    -----------------
                                     $         %         $         %
                                ----------  -----    ---------  -----
TSD Facilities                 $ 8,407,290  35.9%  $ 2,834,122   20.7%

Consulting                      11,415,804  48.8%    7,037,384   51.4%

Remediation                      3,581,175  15.3%    3,819,903   27.9%
                                ---------- -----    ----------  -----
                               $23,404,269 100.0%  $13,691,409  100.0%
                                ========== =====    ==========  =====

                                       2


On a proforma basis, sales for the nine months ended June 30, 1997 declined approximately $8,500,000 from the comparable period the prior year. Management believes the decline in sales is due, in part, to the negative publicity generated from the closure of the Long Beach Facility, as well as other factors discussed below.

The following summarized proforma financial information from continuing operations assumes the acquisitions occurred at October 1, 1995, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                         Nine Months Ended     Nine Months Ended
                                            June 30, 1997         June 30, 1996
                                         -----------------     -----------------
Net sales                                   $23,404,269           $31,945,534
                                             ==========            ==========
Net loss                                    $(1,659,196)          $(  701,879)
                                             ==========            ==========
Loss per common share                       $      (.26)          $      (.12)
                                             ==========            ==========

Cost of  Sales:
---------------
For  the nine months  ended June 30,  1997, cost of  sales rose
$9,615,489 over the comparable period for the prior year. The increase is primarily due to the increased sales. In addition, the businesses started and acquired by the Company over the last year operate with higher direct costs as a percentage of sales compared to the Company's other businesses. The Company also encountered higher than expected costs during the winter months of 1997 and as a result of adverse industry reaction to the discontinuance of operations at the Long Beach Facility. The Company does not expect this trend to continue.

Gross  Profit:
--------------
Compared to the same period of the prior year, gross profit on sales increased $97,371 to $7,251,307 in the first nine months of fiscal 1997, as a result of the increase in sales. Gross profit margins declined, however, from 52.3 percent of sales to 31.0 percent of sales. The decline in the margin percentage was primarily due to the Company's new acquisitions which operate at lower profit margins and unanticipated increases in cost of sales.

Selling, general, and administrative expenses:
----------------------------------------------
Selling, general, and administrative expenses were $8,336,348 in the first nine months of fiscal 1997, compared to $4,092,356 in the same period of the previous fiscal year. As a percentage of sales, selling, general and administrative expenses increased from 29.9 percent in the first nine months of fiscal 1996 to 35.6 percent in the first nine months of fiscal 1997. Included in selling, general and administrative costs for the current quarter are approximately $400,000 of legal costs incurred by the Company in defense of certain lawsuits.

The Company has implemented a plan to reduce operating expenses by means of staff reductions, consolidation of duplicative administrative/accounting departments, and the implementation of strict fiscal controls at the acquired entities. These efforts may have a negative impact on sales, but management believes they will produce a positive impact on the Company's profitability. Such efforts are expected to continue.

Depreciation and amortization:
------------------------------
Depreciation and amortization rose from $648,887 in the first nine months of fiscal 1996 to $982,418 in fiscal 1997.

Interest expense:
-----------------
Interest expense rose $614,180 in the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. The increase in interest expense is primarily due to additional bank borrowings of $11,900,000 and indebtedness of ENSA of approximately $1,039,000 which the Company assumed upon acquisition.

Net Income from Continuing Operations:
--------------------------------------
For the nine months ended June 30, 1997, net loss was $1,659,196 ($.26 per share) as compared to net income of $1,290,281 ($.22 per share) for the nine months ended June 30, 1996, a 229 percent decrease. The decrease is primarily attributable to the increase in the Company's cost of sales from 47.7% of sales to 69.0% of sales and the increase in the Company's interest expense.

Discontinued Operations:
------------------------
For the nine months ended June 30, 1997, net loss from discontinued operations amounted to $212,660, net of income taxes of approximately $141,774 on revenues of $2,374,110. At September 30, 1996, the Company had recorded a loss on dis-posal of its Long Beach Facility amounting to $7,500,000 which included an est-imate of operating income through the termination date. As a result of this accrual at September 30, 1996, the net loss from discontinued operations for the nine months ended June 30, 1997 has been reflected as a decrease in accrued expenses payable.


                                        3


LIQUIDITY AND CAPITAL RESOURCES:

On June 30, 1997, the Company had a working capital deficiency of $9,033,750 as compared to working capital of $318,676 at September 30, 1996. The deficiency is primarily the result of the reclassification of the $7,500,000 bank loan as a current liability due to its maturity date of April 1, 1998 and the $2,765,325 pretax loss, the tax benefit of which is classified as a noncurrent asset. At June 30, 1997, the Company did not meet some of its covenants under the loan agreement. The Company has had discussions with the bank to obtain waivers, but at this time has not received them. The bank has not issued a default notice. In the event the bank does not issue the waivers, the bank will have the right to require payment of the $7,500,000 loan on demand.

During the nine months ended June 30, 1997, the Company utilized approximately $667,000 of cash in its operating activities. As the Company's working capital declined, it was slow to pay its vendors, which caused them to restrict credit, further exacerbating the problem. This cash utilization was partially funded by equity funds raised in the Offering, loans from principals and affiliates and collection of accounts receivable. While the Company recently closed a private placement yielding net proceeds of $1,756,155, these proceeds were inadequate to solve the Company's working capital and cash flow problems. The Company plans to seek additional private placement financing in the immediate future but unless and until meaningful additional funds become available, the Company's cash flow and working capital problems are expected to continue.

The Company is also currently seeking to refinance its long term credit facility and provide the Company with additional working capital. The Company needs additional financing to support its operations and continue to obtain performance bonds, which are critical to the continuance of its consulting operations, through its existing surety. The Company is presently seeking other sources of funds needed to complete the purchase of the remaining ENSA Common Stock, as well as to provide necessary working capital for the Company to continue operating its businesses. Among the sources of funds being pursued by the Company are:

          1) private placement of Company securities;
          2) additional funding from commercial banks;
          3) replacement of restricted certificates of deposits with payment bonds;
          4) conversion of current liabilities into equity; and
          5) subordinated and/or convertible debt financing.



                                        4


                           PART II - OTHER INFORMATION


Item 1     Legal Proceedings.
           ------------------
On  April 10, 1997, the  Company entered into a  Consent Order with the Attorney
General of the State of New York and the New York State Department of Environmental Conservation ("NYSDEC"). The Consent Order provided that the Company would permanently cease operation of its Long Beach, New York facility both as an incinerator and as a solid waste transfer station, effective April 10, 1997. The Consent Order also defined the obligations of the Company with respect to the closure of the site pursuant to its permit. Upon completion and approval of the implementation of the closure plan provided for in the Consent Order, the Company will receive a Release and Covenant Not to Sue by the NYSDEC for any investigation or remediation of site conditions addressed by the closure plan. There can be no assurance that the Company will be able to comply with the closure plan and receive the Release and Covenant Not to Sue from the NYSDEC.


In March and April, 1997, a trial was held in connection with the 5200 Enterprises, Ltd. lawsuit, as more fully described in the Company's Form 10-KSB for the eight months ended September 30, 1996, in which 5200 Enterprises, as owner of a building, sued the prior owner and all persons and companies hired by the prior owner to clean up contaminated spills existing on the proper-ty prior to the sale and, in connection therewith, to conduct certian tests. A ruling has not been handed down as yet in this case.

In July, 1997, the Company reached a settlement with Mr. Jon Colin, a former officer of ENSA, regarding Mr. Colin's Demand for Arbitration. Pursuant to the settlement, Mr. Colin will receive $625,000 on July 31, 1999 with interest only payments made for the intervening two years. The settlement also provides for certain acceleration of payments if certain events, including additional financings and/or equity fundings, occur. The Company has the right to prepay the loan at a 10% discount prior to December 31, 1997. The liability for this settlement was recorded on the Company's financial statements for the eight months ended September 30, 1996 and reported on the Company's Form 10-KSB for that period.

Item 2     Changes in Securities.
           ----------------------
During the three months ended June 30, 1997, the Company sold 576,285 shares of its Common Stock and warrants to purchase an additional 576,285 shares of its Common Stock. Net proceeds from the sale amounted to $502,000.

Item 3     Defaults Upon Senior Securities.
           --------------------------------
None.

Item 4     Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------
None.

Item 5     Other Information.
           ------------------
Effective May 9, 1997, the listing of the Company's shares was switched to the NASDAQ Small Cap Market from the NASDAQ National Market.

On July 2, 1997, Robert M. Rubin resigned as Chief Executive Officer of the Company and Joseph Wisneski was appointed Chief Executive Officer in his place. Mr. Rubin continues to hold the position of Chairman of the Board and Mr. Wisneski continues to hold the position of President.

Item 6     Exhibits and Reports on Form 8-K.
           ---------------------------------
a) Exhibits - None

b) Reports on Form 8-K - None


                                        5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ERD WASTE CORP.
                                  (Registrant)



 August 14, 1997                         s/s Joseph Wisneski
        Date                             Joseph Wisneski
                                         President



 August 14, 1997                         s/s N. James Triaca
        Date                             N. James Triaca
                                         Chief Financial Officer