Form 10QSB/A
period 1997-06-30
ERD WASTE CORP
filed 1997-08-25
CIK 921512

ERD Waste Corp.
937 East Hazelwood Avenue
Rahway, New Jersey 07065

August 25, 1997

Securities and Exchange Commission
450 Fifth Strret, N.W.
Washington, D.C. 20549-1004

RE: Amended Report on Form 10-QSB of ERD Waste Corp.

Dear Sir/Madam:

On behalf of ERD Waste Corp. (the "Company") and in accordance with Section 13
(a) (2) of the Securities Exchange Act of 1934, as amended, enclosed herewith for filing is the Company's amended Report on Form 10-QSB-A for the period ending June 30, 1997.

The amendments involve the correction of the number of shares issued in connection with the Company's private placement of common stock to remove 126,386 shares issuable pursuant to Unit Purchase Warrants inadvertantly recorded as issued.

Sincerely,

N. James Triaca
Chief Financial Officer



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB-A
                                   AMENDMENT # 1

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
                                        Yes  X   No
                                            ---    ---

     Number of shares  outstanding of the issuer's class  of common stock, $.001
par value, as of August 12, 1997:     7,346,642





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

Consolidated Statements of Operations - for the
          three months ended June 30, 1997 and 1996 (Unaudited)     F-4

Consolidated Statements of Stockholders' Equity -
          June 30, 1997 (Unaudited) and September 30, 1996          F-5

Consolidated Statements of Cash Flows - for the
          nine months ended June 30, 1997 and 1996 (Unaudited)      F-6

Notes to Consolidated Financial Statements                          F-7

                        ERD WASTE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               June 30,        September 30,
                                                 1997               1996
                                             -----------       -------------
                                             (Unaudited)

                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $      97,416       $        61,725
  Restricted certificates of deposit            937,747             1,655,363
  Accounts receivable, less allowance
    for doubtful accounts of $712,730
     and $1,042,833 respectively             10,523,512            11,631,456
  Prepaid expenses and other current assets   2,064,498             1,991,860
  Inventory                                     257,608               335,595
  Deferred income taxes                            -                  750,000
                                             ----------            ----------
              TOTAL CURRENT ASSETS           13,880,781            16,425,999
                                             ----------            ----------
PROPERTY, PLANT and EQUIPMENT, less accumulated
  depreciation of $1,057,334 and $458,902
  respectively                                7,872,652             8,315,235
                                             ----------            ----------
OTHER ASSETS:
  Goodwill, less accumulated amortization     9,564,484             9,800,045
  Covenants not to compete,
    less accumulated amortization               172,665               214,665
  Deferred tax benefit, less current portion  8,903,309             7,052,069
                                             ----------            ----------
                 TOTAL OTHER ASSETS          18,640,458            17,066,779
                                             ----------            ----------

                                         $   40,393,891        $   41,808,013
                                             ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    8,885,757        $     8,863,276
  Accrued expenses and taxes payable          5,211,384              5,197,162
  Current portion- notes payable              8,817,390              2,046,885
                                             ----------             ----------
           TOTAL CURRENT LIABILITIES         22,914,531             16,107,323
                                             ----------             ----------

LONG-TERM DEBT, less current portion          6,442,193             14,255,499
                                             ----------             ----------
OTHER LONG TERM PAYABLES                      4,266,390              5,088,000
                                             ----------             ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 2,000,000
   shares, $.001 par value; none issued
   and outstanding                                 -                     -
  Common stock, authorized 15,000,000
    shares, $.001 par value;
    7,346,642 and 5,882,782 shares issued
    and outstanding, respectively

    7,347                  5,883
  Additional paid in capital

    12,627,868             10,556,550
  Retained earnings (deficit)                (5,864,438)            (4,205,242)
                                             ----------             ----------
             TOTAL STOCKHOLDERS' EQUITY       6,770,777              6,357,191
                                             ----------             ----------
                                          $  40,393,891        $    41,808,013
                                             ==========             ==========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Nine Months ended
                                                           June 30,
                                                      1997         1996
                                                      ----         ----
                                                          (Unaudited)
REVENUES:
     Net sales                                  $ 23,404,269   $ 13,691,409

COST OF SALES                                     16,152,962      6,537,473
                                                  ----------     ----------
     GROSS PROFIT                                  7,251,307      7,153,936
                                                  ----------     ----------
OPERATING EXPENSES:
     Selling, general and
         administrative expenses                   8,336,348      4,092,356
     Depreciation                                    620,049        528,905
     Amortization                                    362,369        119,982
                                                  ----------     ----------
     TOTAL OTHER OPERATING EXPENSES                9,318,766      4,741,243
                                                  ----------     ----------
INCOME (LOSS) FROM OPERATIONS                     (2,067,459)     2,412,693
                                                  ----------     ----------
OTHER INCOME AND EXPENSES:
     Interest and dividend income                     53,866         87,891
     Interest expense                               (889,063)      (274,883)
     Other, net                                      137,331         49,953
                                                  ----------     ----------
     TOTAL OTHER INCOME AND EXPENSES                (697,866)      (137,039)
                                                  ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                              (2,765,325)     2,275,654

PROVISION FOR INCOME TAXES                        (1,106,129)       985,373
                                                  ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS          (1,659,196)     1,290,281
                                                  ----------     ----------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $288,115 respectively                           -           432,172
                                                  ----------      ----------
     INCOME FROM
        DISCONTINUED OPERATIONS                         -           432,172
                                                  ----------      ----------
NET INCOME (LOSS)                               $ (1,659,196)   $  1,722,453
                                                  ==========      ==========
INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS                    $ (     0.26)   $      0.22
                                                  ==========      =========
     INCOME FROM
       DISCONTINUED OPERATIONS                  $       -       $      0.07
                                                  ==========      =========
     NET INCOME (LOSS)
       PER COMMON SHARE                         $ (     0.26)   $      0.29
                                                  ==========      =========
     WEIGHTED AVERAGE
       NUMBER OF SHARES

    6,479,689      5,843,717
                                                   =========      =========

                       See notes to financial statements.

                        ERD WASTE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months ended
                                                              June 30,
                                                         1997         1996
                                                         ----         ----
                                                            (Unaudited)

REVENUES:
     Net sales                                     $  6,733,013   $  8,197,357

COST OF SALES                                         5,739,374      4,617,828
                                                      ---------      ---------
     GROSS PROFIT                                       993,639      3,579,529
                                                      ---------      ---------
OPERATING EXPENSES:
     Selling, general and
         administrative expenses                      2,557,083      1,920,498
     Depreciation                                       217,456        308,045
     Amortization                                       125,385         73,320
                                                      ---------      ---------
     TOTAL OTHER OPERATING EXPENSES                   2,899,924      2,301,863
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,906,285)     1,277,666
                                                      ---------      ---------
OTHER INCOME AND EXPENSES:
     Interest and dividend income                        21,122         17,772
     Interest expense                                (  315,018)    (  207,359)
     Other, net                                          32,703         16,651
                                                      ---------      ---------
     TOTAL OTHER INCOME AND EXPENSES                 (  261,193)    (  172,936)
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                 (2,167,478)     1,104,729
                                                      ---------      ---------
PROVISION FOR INCOME TAXES                           (  866,990)       435,295
                                                      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,300,488)       669,435
                                                      ---------      ---------
DISCONTINUED OPERATIONS:
     Income from operations,
        net of income taxes  of
        approximately $ -, and
        $112,674 respectively                              -           169,011
                                                      ---------      ---------
     INCOME FROM
        DISCONTINUED OPERATIONS                            -           169,011
                                                      ---------      ---------
NET INCOME (LOSS)                                  $ (1,300,488)  $    838,446
                                                      =========      =========
INCOME (LOSS) PER SHARE:


     INCOME (LOSS) FROM
       CONTINUING OPERATIONS

    $ (     0.19)  $       0.11
                                                      =========      =========
    INCOME FROM
       DISCONTINUED OPERATIONS                     $       -      $       0.03
                                                      =========      =========
     NET (LOSS) INCOME
       PER COMMON SHARE

    $ (     0.19)  $       0.14
                                                      =========      =========
     WEIGHTED AVERAGE

       NUMBER OF SHARES

    7,020,342      5,881,134
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

Issuance of
 common stock

    1,463,860

    1,464

    2,071,318        -     2,072,782

 Net loss                  -           -             -    (1,659,196)(1,659,196)
                      ---------     -----     ----------   ---------  ---------
Balance-
 June 30, 1997
  (Unaudited)

    7,346,642

   $7,347

   $12,627,868 $(5,864,438)$6,770,777
                      =========     =====     ==========   =========  =========

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

Note 4 - Private Offering of Stock
         -------------------------
In December 1996, the Company commenced a private offering (the "Offering") of its common stock in the form of Units. The Offering called for the sale of up to 150 Units (but not less than 20 Units) at a price of $25,000 per Unit. The Units consisted of a number of common shares and an equal number of warrants to purchase common shares. The number of shares (and warrants) was determined by dividing the purchase price per Unit by 90% of the average closing bid price for the Company's common stock for the ten trading days immediately preceding the date of the relevant closing of the Offering. Through June 6, 1997, the date of the final closing of the Offering, the Company has, at various closings, issued an aggregate of

    1,263,860 shares of its common stock and received an aggregate of $1,756,155 in net proceeds from the Offering.

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

Item 2     Changes in Securities.
           ----------------------
During the three months ended June 30, 1997, the Company sold     449,899 shares
of its Common Stock and warrants to purchase an additional

    449,899 shares of
its Common Stock.  Net proceeds from the sale amounted to $502,000.

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


                                 ERD WASTE CORP.
                                  (Registrant)



 August 22, 1997                         s/s Joseph Wisneski
        Date                             Joseph Wisneski
                                         President



 August 22, 1997                         s/s N. James Triaca
        Date                             N. James Triaca
                                         Chief Financial Officer